Form 10QSB
period 1996-03-31
RESPONSE USA INC
filed 1996-05-14
CIK 889087

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES AND EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1996

                     Commission File Number 0-20770

                            RESPONSE USA, INC.
         (Exact Name of Registrant as Specified in its Charter)

           	Delaware	                            #22-3088639
 	(State or other jurisdiction                 	(I.R.S.  Employer
	of incorporation or organization)           	Identification Number)

            11-K Princess Road, Lawrenceville, New Jersey 08648
            (Address of principal executive offices) (Zip code)

                              (609) 896-4500
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No _

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 2,529,044 shares of $.008 par value common stock as of May 2, 1996.


                    Response USA, Inc. and Subsidiaries
                                   Index
	                                                                      Page
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements
    Consolidated Balance Sheets for March 31, 1996 and
     June 30, 1995                                                     	1-2

    Consolidated Statements of Operations for the
     Nine Months and Three Months ended March 31, 1996 and 1995          	3

    Consolidated Statement of Stockholders' Equity
     for March 31, 1996                                                  	4

    Consolidated Statement of Cash Flows for the Nine Months
     Ended March 31, 1996 and 1995                                     	5-6

    Notes to Consolidated Financial Statements                        	7-13

  Item 2. Management's Discussion and Analysis
          of Financial Condition and Results of Operations           	14-16


PART II. OTHER INFORMATION                                           	17-18



                         Response USA, Inc. and Subsidiaries
                            Consolidated Balance Sheets
                                     (Unaudited)





                                    ASSETS
                                                                   March 31,          June 30,
                                                                 -------------      -------------
                                                                     1996               1995
                                                                 -------------      -------------
                                                                  (Unaudited)
    CURRENT ASSETS
      Cash and cash equivalents                                      $840,097           $159,445
      Marketable securities                                           118,750            225,000
      Accounts receivable - Current portion
        Trade - Net of allowance for doubtful accounts
          of $130,912 and $83,142 respectively                      1,702,279            930,991
        Net investment in sales-type leases                           137,121            116,180
      Current portion of note receivable                               99,338             92,878
      Inventory                                                       730,315            652,380
      Prepaid expenses and other current assets                       231,891            105,486
                                                                 -------------      -------------
          Total current assets                                      3,859,791          2,282,360
                                                                 -------------      -------------

    MONITORING CONTRACT COSTS - Net of accumulated
      amortization of $2,312,030 and $1,094,460 respectively       16,944,084         11,727,799
                                                                 -------------      -------------
    PROPERTY AND EQUIPMENT - Net of accumulated
      depreciation and amortization of $2,022,285 and
      $1,696,012 respectively                                       1,222,162          1,179,666
                                                                 -------------      -------------
    OTHER ASSETS
      Accounts receivable - Noncurrent portion
        Trade - Net of allowance for doubtful accounts
          of $3,000 and $3,400 respectively                            19,841             26,158
        Net investment in sales-type leases                           321,807            364,366
      Notes receivable - Net of current portion
        Related party                                                  50,000             50,000
        Other                                                          35,142            110,475
      Deposits                                                         32,535             57,022
      Deferred financing costs - Net of accumulated amortization
        of $133,824 and $79,569 respectively                          356,866            273,902
                                                                 -------------      -------------
                                                                      816,191            881,923
                                                                 -------------      -------------
                                                                  $22,842,228        $16,071,748
                                                                 =============      =============





    See accompanying Notes to Consolidated Financial Statements.

                         Response USA, Inc. and Subsidiaries
                            Consolidated Balance Sheets
                                     (Unaudited)





                         LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                   March 31,          June 30,
                                                                 -------------      -------------
                                                                     1996               1995
                                                                 -------------      -------------
                                                                  (Unaudited)
    CURRENT LIABILITIES
      Current portion of long-term debt
        Notes payable                                              $3,517,285         $2,495,786
        Capitalized lease obligations                                  54,869             36,590
      Accounts payable - Trade                                        545,995            503,400
      Purchase holdbacks                                              609,507            284,992
      Accrued expenses and other current liabilities                1,281,165          1,147,989
      Deferred revenue - Current portion                            1,515,254          1,275,624
                                                                 -------------      -------------
        Total current liabilities                                   7,524,075          5,744,381
                                                                 -------------      -------------

    LONG-TERM LIABILITIES - Net of current portion
      Long-term debt
        Notes payable                                              12,485,102          7,217,551
        Capitalized lease obligations                                  40,077             43,718
      Purchase holdbacks                                               72,619            652,611
      Deferred revenue                                                 10,252             12,991
                                                                 -------------      -------------
                                                                   12,608,050          7,926,871
                                                                 -------------      -------------
    COMMITMENTS AND CONTINGENCIES

    STOCKHOLDERS' EQUITY
      Preferred stock - Par value $1
        Authorized 250,000 shares
         Issued and outstanding - none
      Common stock - Par value $.008
        Authorized 12,500,000 shares
         Issued and outstanding 798,520 shares - June 30, 1995
          and 1,939,478 shares - March 31, 1996                        15,516             63,873
      Additional paid-in capital                                   14,513,160         11,380,873
      Unrealized holding loss on available-for-sale securities       (174,593)           (68,343)
      Accumulated deficit                                         (11,643,980)        (8,975,907)
                                                                 -------------      -------------
                                                                    2,710,103          2,400,496
                                                                 -------------      -------------
                                                                  $22,842,228        $16,071,748
                                                                 =============      =============

    See accompanying Notes to Consolidated Financial Statements.



                         Response USA, Inc. and Subsidiaries
                         Consolidated Statements of Operations
                                    (Unaudited)
                                                                        Nine Months Ended                Three Months Ended
                                                                             March 31,                        March 31,
                                                                 ------------------------------   ------------------------------
                                                                     1996              1995           1996              1995
                                                                 ------------      ------------   ------------      ------------
    OPERATING REVENUES
      Product sales                                               $1,984,146        $3,785,543       $507,803          $850,780
      Services                                                     4,689,132         2,412,469      1,576,126           882,857
      Finance and rentals                                          1,361,762           745,243        450,906           410,584
                                                                 ------------      ------------   ------------      ------------
                                                                   8,035,040         6,943,255      2,534,835         2,144,221
                                                                 ------------      ------------   ------------      ------------
    COST OF REVENUES
      Product sales                                                1,409,579         2,375,608        412,158           622,623
      Services and rentals                                         1,098,089           626,933        386,292           194,705
                                                                 ------------      ------------   ------------      ------------
                                                                   2,507,668         3,002,541        798,450           817,328
                                                                 ------------      ------------   ------------      ------------
    GROSS PROFIT                                                   5,527,372         3,940,714      1,736,385         1,326,893
                                                                 ------------      ------------   ------------      ------------
    OPERATING EXPENSES
      Selling,general and administrative                           4,329,022         5,110,309      1,440,578         1,538,401
      Depreciation and amortization                                1,602,071           834,172        576,028           336,555
      Termination benefits cost                                                       (392,699)             0                 0
      Interest                                                     2,282,864           703,356        817,021           343,895
                                                                 ------------      ------------   ------------      ------------
                                                                   8,213,957         6,255,138      2,833,627         2,218,851
                                                                 ------------      ------------   ------------      ------------
    LOSS FROM OPERATIONS                                          (2,686,585)       (2,314,424)    (1,097,242)         (891,958)

    INTEREST INCOME                                                   18,512            33,082          5,839            11,815
                                                                 ------------      ------------   ------------      ------------
    NET LOSS                                                     ($2,668,073)      ($2,281,342)   ($1,091,403)        ($880,143)
                                                                 ============      ============   ============      ============

    Net loss per common share                                         ($2.37)           ($4.00)        ($0.72)           ($1.34)
                                                                 ============      ============   ============      ============
    Weighted average number of shares outstanding                  1,123,536           570,742      1,521,176           658,608
                                                                 ============      ============   ============      ============













    See accompanying Notes to Consolidated Financial Statements.


                                           RESPONSE USA, INC.  AND SUBSIDIARIES
                                      Consolidated Statement of Stockholders' Equity
                                                       (Unaudited)



                                            Common Stock                        Unrealized
                                        ----------------------   Additional   Holding Loss on
                                         Number of                Paid-in     Avaliable-For-    Accumulated
                                          Shares      Amount      Capital     Sale Securities     Deficit        Total
                                        -----------  ---------  ------------  ---------------  -------------  -----------
    Balance - July 1, 1995 (see Note 6)    798,520     $6,388   $11,438,358         ($68,343)   ($8,975,907)  $2,400,496

    Net loss for the nine months ended
      March 31, 1996                                                                             (2,668,073)  (2,668,073)

    Unrealized holding loss on
      available-for-sale securities                                                 (106,250)                   (106,250)

    Conversion of convertible
     subordinated promissory notes         447,495      3,580       894,866                                      898,446

    Exercise of stock options
     and warrants                          357,800      2,862     1,205,138                                    1,208,000

    Issuance of warrants                                              1,600                                        1,600

    Consulting                               2,000         16         8,109                                        8,125

    Acquisitions                           333,663      2,670       965,089                                      967,759

                                        -----------  ---------  ------------  ---------------  -------------  -----------
    Balance - March 31, 1996             1,939,478    $15,516   $14,513,160        ($174,593)  ($11,643,980)  $2,710,103
                                        ===========  =========  ============  ===============  =============  ===========


















    See accompanying Notes to Consolidated Financial Statements.












                         RESPONSE USA, INC. AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                         Nine Months Ended
                                                                              March 31,
                                                                 --------------------------------
                                                                     1996               1995
                                                                 -------------      -------------
    CASH FLOW FROM OPERATING ACTIVITIES
      Net loss                                                    ($2,668,073)       ($2,281,342)
      Adjustments to reconcile net loss to net cash
       used in operating activities:
      Amortization of monitoring contract costs                     1,239,398            572,479
      Depreciation and amortzation of property and equipment          326,272            249,041
      Amortization of deferred financing costs, debt discount
        and debt issue costs                                           98,993             12,652
      Decrease in termination benefits obligation                                       (409,673)
      Gain on sale of property and equipment                                              (6,118)
      Gain on sale of monitoring contracts                            (91,663)
      Consulting fees recorded resulting from the issuance
        of stock                                                        8,125
      (Increase) decrease in accounts receivable
          Trade                                                      (764,971)            16,115
          Related parties - Trade                                                        (88,270)
          Net investment in sales-type leases                          21,618            (46,878)
      Increase in sundry receivables                                                     (67,311)
      Decrease in income tax refund receivable                                           109,000
      Decrease in notes receivable                                     68,873             64,851
      (Increase) decrease in inventory                                (77,935)           164,255
      (Increase) decrease in prepaid expenses and other
        current assets                                               (116,905)            46,239
      Decrease in deposits                                             24,487             27,564
      Increase (decrease) in accounts payable
          Trade                                                        42,596            198,339
          Related parties - Trade                                                         (4,590)
      Increase in purchase holdbacks                                  571,843            126,528
      Decrease in accrued expenses and other current liabilities     (356,756)          (380,280)
      Increase in deferred revenue                                    236,891            272,691
                                                                 -------------      -------------
        Net cash used in operating activities                      (1,437,207)        (1,424,708)
                                                                 -------------      -------------
    CASH FLOWS FROM INVESTING ACTIVITIES
      Decrease in cash held in escrow                                                    582,220
      Proceeds from sale of property and equipment                                        21,537
      Purchase of property and equipment                             (304,835)          (403,325)
      Proceeds from sale of monitoring contracts                      233,548
      Purchase of monitoring contracts                             (3,027,232)        (1,224,686)
      Acquisitions                                                 (3,157,478)        (1,626,942)
      Investment in marketable securities                                                (67,600)
      Increase in notes receivable - Related party                                       (50,000)
                                                                 -------------      -------------
        Net cash used in investing activities                      (6,255,997)        (2,768,796)
                                                                 -------------      -------------
    CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from private placement                               1,960,000            750,000
      Debt issue costs incurred                                      (286,750)          (121,286)
      Proceeds from the exercise of stock options and warrants      1,198,500
      Proceeds from long-term debt
        Notes payable                                               6,924,809          4,299,413
        Capitalized lease obligations                                  43,933             59,947
      Principal payments on long-term debt
        Notes payable                                              (1,430,599)          (686,491)
        Capitalized lease obligations                                 (36,037)           (29,287)
                                                                 -------------      -------------
        Net cash provided by financing activities                   8,373,856          4,272,296
                                                                 -------------      -------------
    NET INCREASE IN CASH AND CASH EQUIVALENTS                        $680,652            $78,792

    CASH AND CASH EQUIVALENTS - BEGINNING                             159,445            295,643
                                                                 -------------      -------------
    CASH AND CASH EQUIVALENTS - ENDING                               $840,097           $374,435
                                                                 =============      =============

    See accompanying Notes to Consolidated Financial Statements.


                       Response USA, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for
     Interest                                                    	$	1,982,828   	      $ 615,145
     Income taxes                                                        	$	0               	$ 0

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
  During the nine months ended March 31, 1996 and 1995, the Company issued 152,868 and 11,000 shares of its common stock, valued at $750,276 and $110,000, respectively, in connection with the purchase of monitoring contracts.

  During the nine months ended March 31, 1996 and 1995, convertible subordinated promissory notes of $1,075,000 and $2,462,500, respectively, were converted to common stock.

  During the nine months ended March 31, 1996 and 1995, long-term notes payable of $63,933 and $37,843, respectively, were incurred for the purchase of property and equipment.

  During the nine months ended March 31, 1996 and 1995, the Company issued 61,941 and 331,617 shares of its common stock, respectively, in connection with its acquisition of monitoring contracts, pursuant to a guarantee of stock valuation.

  During the nine months ended March 31, 1996, the Company issued 2,000 shares of its common stock, valued at $8,125, as payment for consulting services.

  During the nine months ended March 31, 1996, the Company issued 14,500 shares of its common stock, valued at $70,282, as payment for purchase holdback liabilities.

  During the nine months ended March 31, 1996, the Company reduced monitoring contract costs and the corresponding purchase holdback liability in the amount of $776,038.

  During the nine months ended March 31, 1996, the Company issued 32,000 shares of its common stock, valued at $147,200, as payment on a note payable incurred in connection with its acquisition of ERS.

  During the nine months ended March 31, 1995, the Company incurred a note payable of $150,000 and issued 95,689 shares of its common stock in connection with its acquisitions of USS and ERS.

See accompanying Notes to Consolidated Financial Statements.

                     Response USA, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                              March 31, 1996
                               (Unaudited)

1. Basis of Presentation
  The accompanying interim balance sheet as of March 31, 1996, and the related statements of operations, stockholders' equity and cash flows have been prepared by management of the Company and are in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, comprising normal recurring accruals necessary for a fair presentation of the results of the Company's operations, are included.
  These financial statements should be read in conjunction with the Company's annual financial statements.

2. Marketable Securities
  Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company's investments in marketable securities have been categorized as available-for-sale and are stated at fair value. Realized gains and losses, determined using the specific identification method, are included in operations; unrealized holding gains and losses are reported as a separate component of stockholders' equity.
  Marketable securities consist of common stock. At March 31, 1996, the cost of this security was $293,343, and gross unrealized losses were $174,593.

3. Inventory
	                                           March 31,	        June 30,
                                             	1996             	1995
                                            ---------        ---------
                                          	(Unaudited)
	         Raw materials	                    $	259,917        $	385,010
	         Finished goods	                    	470,398        		267,370
                                            ---------        ---------
                                          		$	730,315       	$	652,380
                                            =========        =========

4. Earnings (Loss) Per Common Share
  For the three month and nine month periods ended March 31, 1996 and 1995, loss per common share reflects the Reverse Stock Split (see Note 6) using July 1, 1994 as the effective date, and is based solely on the weighted

                  Response USA, Inc. and Subsidiaries
               Notes to Consolidated Financial Statements
                            March 31, 1996
                             (Unaudited)


average number of common shares outstanding, because the effect of other securities is antidilutive.

5. Long-Term Notes Payable
  Equipment Financing
   Payable in monthly installments aggregating $6,925 including interest at rates ranging from 6.95% to 11.8%; final payments due May, 1996, through October, 1998; collateralized by
   related equipment                                                 $ 82,044

   Payable in monthly installments aggregating $936 excluding interest at 10%; final payments due December 1999; collateralized
   by related equipment                                                42,084

  Reorganization Debt
   As part of the 1990 plan of reorganization of a 1987 bankruptcy, the U.S. Bankruptcy Court approved a 30.5% settlement on the total unsecured claims submitted; payments are due March 1 of each year, as follows: 3.5% ($101,286) 1997, and 3% ($86,817)
   each year - 1998 through 2000; interest imputed at 14%; net of
   imputed interest of $96,085                                        265,652

   Federal general tax claim balance of $12,321 is payable through
   March, 2002                                                         12,321

   Other priority tax claims are payable over a period not to exceed six years after the date of assessment of such claims plus interest at 1% over the one-year Treasury Bond rate as published in the Wall
   Street Journal as of February 8, 1990 (approximately 7.8%)           1,090

  Other
   7% convertible subordinated promissory notes due March 31, 1996    150,000

                   Response USA, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements
                             March 31, 1996
                              (Unaudited)


   5% convertible subordinated promissory notes due Nov. 30, 1996     162,269

   12% convertible subordinated promissory notes due Dec. 31, 1996     36,826

   13.8% convertible subordinated promissory notes due June 30, 1997
   (see Note 6)                                                       435,000

   10% convertible subordinated promissory notes due Dec. 31, 1997
   (see Note 6)                                                     1,522,628

   Note payable to stockholders/officers of the Company; interest accrued at rates ranging from 12% to 15%; principal and accrued
   interest due on or before June 30, 1996                            508,071

   Note payable in monthly installments of $28,250 through April,
   1996, and declining monthly installments of $26,250 to $8,250 from May, 1996, through January, 1998, including interest at
   23.6%; collateralized by related monitoring contracts              292,762

   Note payable in monthly installments of $9,000 through March
   1996, and increasing monthly installments of $11,600 to $13,750 from April 1996, through September 1998 including interest at
   24.2%; collateralized by related monitoring contracts              274,597

   Notes payable in monthly installments aggregating $431,136 including interest rates ranging from 24.1% to 28%; final
   payments due June 1997, through January 2001; collateralized
   by related monitoring contracts                                 11,353,021

   Note payable with interest only due through August 1997 at
   21.5%; monthly installments of $26,000 from September 1997 through December 1999 including interest at 23.75%;
   collateralized by related monitoring contracts              				   414,022

   Note payable in monthly installments of $11,500 through
   March 1997, and increasing monthly installments of $13,500 to $17,500 from April 1997, through September 2000 including interest at 25.1%; collateralized by related monitoring contracts  450,000
                                                                   ----------
                                                         										16,002,387

   Less current portion		                                      				 3,517,285
                                                                   ----------
                                                    									    $ 12,485,102
                                                                   ==========
                                                9

                    Response USA, Inc. and Subsidiaries
                 Notes to Consolidated Financial Statements
                             March 31, 1996
                              (Unaudited)

6. Common Stock and Additional Paid-in Capital
  In July 1995, the Company issued 25,000 shares of its common stock, valued at $110,938, in connection with the purchase of monitoring contracts.
  In July 1995, the Company issued 2,000 shares of its common stock, valued at $8,125, as payment for consulting services.
  During the months July 1995 through November 1995, the Company completed a private placement of three units. Each unit consisted of a $145,000 13.8% convertible subordinated promissory note due on June 30, 1997, and Class C Warrants to purchase 6,667 shares of the Company's common stock. The Company recorded long-term debt of $435,000, debt discount of $1,600 and additional paid-in capital of $1,600.
  Interest on the 13.8% notes is due and payable quarterly commencing on September 30, 1995. All of the principal amount (but not a portion) of the 13.8% notes is convertible into the Company's common stock at the lower of
(a) 80% of the closing bid price of the common stock on the last trading day prior to conversion ( the "market price") or (b) $3.26 per share (as such shall be proportionately adjusted in the event of any stock split, dividend or recapitalization).
  Payment of the principal and accrued interest on the 13.8% notes is subordinated to the payment in full of all principal and accrued interest on all indebtedness now existing of the Company, which was or will be entered into, on regular commercial terms, to banks and other institutional lenders ("Senior Indebtedness"). The Company may incur further Senior Indebtedness for the sole purpose of acquiring other personal emergency response systems or security systems accounts.
  On or after the effective date, the principal amount of these 13.8% notes may be prepaid by the Company, in whole or in part without premium or penalty, at any time upon 10 days prior notice to the holders thereof, during which period the holders may convert the 13.8% notes to common stock. Upon any prepayment of the entire principal amount of these 13.8% notes, all accrued but unpaid interest shall be paid to the holders on the date of prepayment.
  In November 1995 the Board of Directors and Stockholders authorized and approved a one-for-ten reverse stock split (the "Reverse Stock Split"). The Reverse Stock Split became effective on the 20th of November 1995. The Reverse Stock Split reduced the number of issued and outstanding shares from 10,699,222

                     Response USA, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                              March 31, 1996
                                (Unaudited)


to 1,070,029; however, the number of authorized shares of common stock (12,500,000 shares) will remain the same. The Company recorded additional paid-in capital of $77,034 and a reduction of common stock of $77,034. The financial statements give effect to this transaction effective as of July 1, 1994.
  The Reverse Stock Split did not alter the percentage interests of any stockholder, except to the extent that the reverse stock split results in a stockholder of the Company owning a fractional share. In lieu of issuing fractional shares, the Company issued an additional full share of common stock.
  All outstanding warrants and options entitling the holders to purchase shares of common stock will entitle such holders to receive, upon exercise of their options, one-tenth the number of shares of common stock.
  During the nine months ended March 31, 1996, 357,800 shares of common stock were issued as a result of warrants and stock options being exercised. The Company recorded common stock of $2,862 and additional paid-in capital of $1,205,138.
  During the months of January 1996 and February 1996, the Company completed a private placement of 61 units. Each unit consisted of a $25,000 10% con-vertible subordinated promissory note due on December 31, 1997, and Class C warrants to purchase 1,000 shares of the Company's common stock. The Company recorded long-term debt of $1,525,000 debt discount of $2,711 and additional paid-in capital of $2,711.
  Interest on the 10% notes is due and payable quarterly commencing on March 31, 1996. All of the principal amount (but not a portion) of the 10% notes is convertible into the Company's common stock at the lower of (a) 75% of the closing bid price of the common stock on the last trading day prior to conversion (the "market price") or (b) $4.50 per share (the "conversion rate").
  Payment of the principal and accrued interest on the 10% notes is subor-dinated to the payment in full of all principal and accrued interest on all indebtedness now existing of the Company, which was or will be entered into, on regular commercial terms, to banks and other institutional lenders
("Senior Indebted-ness"). The Company may incur further Senior Indebtedness for the sole purpose of acquiring other personal emergency response systems or security systems accounts.

                   Response USA, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements
                              March 31, 1996
                                (Unaudited)

  On or after the effective date, the principal amount of these 10% notes may be prepaid by the Company, in whole or in part without premium or penalty, at any time upon 10 days prior notice to the holders thereof, during which period the holders may convert the 10% notes to common stock. Upon any prepay-ment of the entire principal amount of these 10% notes, all accrued but unpaid interest shall be paid to the holders on the date of prepayment.
  During the three months ended March 31, 1996 142,368 shares of common stock valued at $709,621 were issued in connection with the purchases of monitoring contracts and 61,941 shares of common stock valued at $178,263 were issued in accordance with a stock value guarantee relating to previous acquisitions.

The following is a summary of warrant activity:

                                       	Number of	 Number of   Exercise Price
	                                       Warrants	   Shares	       Per Share
                                        ---------  ---------   --------------
Warrants outstanding at June 30, 1995	  8,420,927	  842,093	   $3.75 - $5.50

Warrants issued in connection with
 13.8% convertible notes - Class C       	200,000   	20,000           	$3.75

Warrants issued in connection with 12%
 convertible notes - Class A              	92,000   	92,000	           $4.50

Warrants issued in connection with 10%
 convertible notes - Class C              	61,000   	61,000	          $5.625

Warrants exercised in connection with 12%
  convertible notes - Class C           	(203,000) 	(20,300)          	$3.75

Warrants exercised in connection with 7%
 convertible notes - Class B             	(71,071)   (7,108)	          $5.50

Warrants exercised in connection with 5%
 convertible notes - Class A            	(218,000) 	(21,800)	          $4.50

Warrants exercised in connection with 5%
 convertible notes - Class B            	(218,000)	 (21,800)          	$5.50
                                        ---------   -------   --------------
Warrants outstanding at March 31, 1996 	8,063,856  	944,085  	$3.75 - $5.625
                                        =========   =======   ==============

                       Response USA, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 March 31, 1996
                                   (Unaudited)

7. Acquisitions
  On February 26, 1996, the Company completed the acquisition of all the outstanding common stock of MSG Security Systems. Inc., a Pennsylvania corpor-ation ("MSG"), after giving effect to the Company's distribution to its stock-holder substantially all of its net assets other than monitoring and service contracts. MSG is engaged in the installation, servicing and monitoring of electronic security systems. In consideration of the acquisition with a cost of $429,541, the Company paid $331,415 in cash, incurred acquisition costs of $37,515, and recorded purchase holdbacks of $60,611.

The following represents total asset purchases and liabilities assumed:

              Assets
                    Autos	                   $	4,675
                    Monitoring contracts   		404,071
                    Acquisition costs		       37,515
                                             -------
			                                          446,261
                                             -------
              Liabilities
                    Accrued expenses           		665
                    Deferred income         		16,055
                                             -------
                                           			16,720
                                             -------
              Total purchase price        	$	429,541
                                             =======

  On February 29, 1996, the Company completed the acquisition of substantially all of the assets of Monitoring Acquisition Corp. a Pennsylvania corporation ("MAC"). In consideration of the acquisition with a cost of $2,253,785, the Company paid $1,604,446 in cash, issued 127,868 shares of common stock valued at $639,339 and incurred acquisition costs of $10,000.

The following represents total assets purchased:

                    Monitoring contracts	$	2,243,785
                    Acquisition costs       		10,000
                                           ---------
                                        	$	2,253,785
                                           =========

  On March 14, 1996, the Company completed the acquisition of all the out-standing common stock of Shelton Security, Inc., a New Jersey corporation ("SSI"), after giving effect to the Company's distribution to its stockholders substantially all of its net assets other than monitoring and service contracts. SSI is engaged in the installation, servicing and monitoring of electronic security systems. In consideration of the acquisition with a cost of $1,586,698, the Company paid $1,221,617 in cash, incurred acquisition costs of $86,456, and recorded purchase holdbacks of $278,625.

The following represents total asset purchases and liabilities assumed:

              Assets
                    Inventory              	$	13,000
                    Monitoring contracts	 	1,542,901
                    Acquisition costs       		86,456
                                           ---------
                                        			1,642,357
                                           ---------
              Liabilities
                    Accounts payable	        	21,704
                    Accrued expenses         		5,702
                    Deferred income         		28,253
                                           ---------
			                                           55,659
                                           ---------
              Total purchase price      	$	1,586,698
                                           =========

During the nine months ended March 31, 1996, the Company purchased additional monitoring contracts totalling $3,300,464. As consideration, the Company paid $3,027,232 in cash, recorded purchase holdbacks of $232,607 and issued 10,000 shares of its common stock valued at $40,625. As part of the acquisitions, the Company also issued 15,000 shares of restricted common stock as payment of financing costs to the lender that financed the acquisition.

8. Commitments and Contingencies
  In the normal course of business, the Company is subject to litigation, none of which is expected to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.
  As part of certain acquisitions, the Company has guaranteed the value of its common stock at various prices ranging from $3.75 to $5.375 for two-year periods expiring at various dates through February, 1997. As of March 31, 1996, the Company's contingent liabilities under these agreements aggregated approx-imately $17,191 which may be settled in cash or by the issuance of common stock.

                     Response USA, Inc. and Subsidiaries


ITEM 2. MANAGEMENT'S DISCUSSION ON AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
  The Company's working capital decreased by $202,263 from a deficit of $3,462,021 at June 30, 1995 to a working capital deficiency of $3,664,284 at March 31, 1996. The working capital deficiency is the result of the use of cash and additional borrowings utilized to acquire monitoring contracts. The Company anticipates that the deficiency in working capital will diminish as the principal on the borrowings used to acquire monitoring contracts is repaid. Such borrowing will primarily be paid from cash flow generated from the acquired monitoring contracts. Any deficiency will be paid from the sale of debt or equity or from additional borrowed funds.
  Net cash used in operating activities was $1,437,207. The net loss of $2,668,073, which included amortization and depreciation of $1,664,663, accounted for $1,003,410 of the negative cash flow. The cash flow was affected by other significant changes, including changes in accounts receivable, inven-tory, deferred revenue, accrued expenses and other current liabilities, and purchase holdbacks.
  At March 31, 1996 accounts receivable increased by $743,353 from June 30, 1995. The increase in accounts receivable was due to increased product sales to healthcare institutions and an increase in subscriber monitoring services. The Company believes it has recorded adequate reserves for allowance for doubtful accounts against all accounts receivable trade. Inventory increased by $77,935 to supply additional service technicians employed to service and upgrade customers acquired from other security alarm companies. Deferred revenue increased by $236,891 as a result of the acquisition of approximately 11,000 security alarm customers, during the past twelve months. Accrued expenses and other current liabilities decreased by $356,756 from June 30, 1995 to March 31, 1996. The decrease in accrued expenses was primarily due to the amortization of accrued transition costs arising from the purchase of monitoring contracts. Purchase holdbacks increased by $571,843, in connection with the acquisition of approximately $7.0 million of monitoring contracts.
  Net cash used in investing activities for the nine months ended March 31, 1996 was $6,255,997. The purchase of monitoring contracts during the nine months ended March 31, 1996 accounted for $6,184,710 of the cash used in investing activities. Other investing activity included the purchase of

                     Response USA, Inc. and Subsidiaries


property and equipment of $304,835 and proceeds from the sale of monitoring contracts of $233,548.
  Net cash provided by financing activities was $8,373,856 for the nine month period ended March 31, 1996. Net proceeds of $1,673,250 were received through two private placements: (1) commenced in July 1995 and was completed in Novem-ber 1995, and (2) commenced in January 1996 and was completed in February 1996. Proceeds from the exercise of stock options and Class C Warrants amounted to $1,198,500. Proceeds of long-term debt totalled $6,968,742 which were used for acquisitions and working capital. Principal payments on long-term debt of $1,466,636 were made during the nine months ended March 31, 1996.
  The Company has no material commitments for capital expenditures during the next twelve months. In the event that the Company's marketing plans, which may include the sale of security systems, acquisitions of monitoring contracts, distribution through national chains, telemarketing sales and expansion of home healthcare distribution are not successful, the Company may have to seek additional financing to enable it to expand its marketing activities related to PERS and its security products and related monitoring services.



Results of Operations
  Operating revenues increased by $1,091,785 (16%) and $390,614 (18%) for the nine months and three months ended March 31, 1996 as compared to the same periods ended March 31, 1995. Product sales decreased by $1,801,397 (48%) and $342,977 (40%) for the nine months and three months ended March 31, 1996 and 1995, respectively. The decrease in product sales was due to the Company's primary strategy to expand through the acquisition of monitoring contracts, as opposed to direct sales of security systems. Sales of electronic security systems decreased by approximately $2.1 million for the nine months ended
March 31, 1996, as compared to the same period ended March 31, 1995. Revenues from the sale of personal emergency response systems (PERS) increased by approximately $300,000 for the nine month period ended March 31, 1996 as compared to the same period for the prior year. The significant growth in service revenues of $2,276,663 (94%) and $693,269 (79%) for the nine and three month periods ended March 31, 1996 as compared to the same periods ended
March 31, 1995, was due to the acquisition of monitoring contracts and the success of the Company's extended warranty program. Finance and rental income increased by $616,519 (83%) and $40,322 (10%) for the nine and three months ended March 31, 1996 as compared to the same periods ended March 31, 1995.
This was the result of the acquisition of the Medical Alert Systems Monitoring Division of Emergency Response Systems, Inc. (ERS) in November 1994 and the Company's distribution of its PERS through the pharmacy departments of national retail chains such as Revco, Wal-mart and K-mart.
  The Company is in the process of developing additional cooperative marketing programs in which the Company's PERS products are distributed in conjunction with another vendor's products or utilizing other marketing methods developed by a co-participant specializing in direct sales to the consumer or home healthcare. The Company currently distributes its PERS through approximately 4,000 pharmacy departments of national retail chains. The Company will continue to acquire monitoring customers from other security system companies. The Company believes the foregoing will result in a substantial increase in service revenues.

                  Response USA, Inc. and Subsidiaries


Results of Operations (continued)

  The gross profit margin increased for both the nine and three month periods ended March 31, 1996 as compared to the same periods ended March 31, 1995 by 12% and 7%, respectively. The decline in costs for services and rentals as a percentage of revenues from 20% to 18% for the nine months ended March 31, 1996 as compared to the same period in the prior year, was due primarily to the success of the extended warranty program and an increase in service call revenues. The cost of product sales rose from 63% and 73% for the nine and three months ended March 31, 1995 to 71% and 81% for the nine and three months ended March 31, 1996. An increase in competition, including the advertisement of free security systems, has resulted in a lower average selling price for the Company's security system; therefore the gross profit margins of product sales have declined.
  Operating expenses, excluding termination benefits costs, as a percentage of operating revenues, increased from 96% to 102% and 103% to 112% for the nine and three months ended March 31, 1995 and 1996, respectively. The increase in interest expense of approximately $1.6 million and $500,000 for the nine and three months ended March 31, 1996, was the reason for the increase in operating expenses as a percentage of revenues. The increase in interest expense was due to additional long-term debt incurred by the Company in connection with the purchase of monitoring contracts.
  Selling, general and administrative expenses decreased by $781,287 (15%) and $97,823 (6%) for the nine month and three month periods ended March 31, 1996 as compared to the same periods ended March 31, 1995. Payroll costs, hiring and training expenses, telephone costs, and advertising and marketing expenses decreased by approximately $380,000, for the nine month period ended March 31, 1996 as compared to march 31, 1995. This was the result of the Company's strategy to expand its revenue by acquisition rather than through new system installations. Costs related to customer changeover from monitoring contracts acquired, are capitalized at time of purchase. During the nine months ended March 31, 1996, transition costs of approximately $530,000 offset charges to selling, general and administrative expenses. Additional payroll expenses and operating costs of approximately $150,000 were incurred in connection with the operation of ERS, which was acquired November 22, 1994.
  Amortization and depreciation expenses increased by $767,899 and $239,473 for the nine and three months ended March 31, 1996 as compared to the same periods ended March 31, 1995. The significant increase in amortization was due to the various acquisitions of monitoring contracts with a purchase price of approx-imately $10.5 million during the past 12 months.
  Selling, general and administrative expenses, as a percentage of revenues, decreased from 74% to 54% and from 72% to 57% for the nine and three month periods ended March 31, 1996 as compared to the same periods in the prior year. The Company anticipates that its current level of selling, general and admini-strative expenses, as a percentage of sales, will continue to decrease as a result of the Company's operating revenues increasing substantially due to increases in monitoring and service revenues by USS.
  The net loss for the nine months ended March 31, 1996 was $2,668,073, or $2.37 per share based on 1,123,536 shares outstanding, as compared to a net loss of $2,281,342 or $4.00 per share based on 570,742 shares outstanding for the same period ended March 31, 1995. The net loss for the current period is primarily attributable to $2,282,864 in interest expense related to the Company's acquisition of subscribers from other dealers.
  Earnings before interest, taxes, depreciation and amortization (EBITDA) improved by $1,960,676 (264%) and $501,339 (251%) for the nine months and three months ended March 31, 1996, as compared to the same periods in fiscal 1995. EBITDA is commonly used in the alarm industry to measure a company's cash flow and operating efficiency.
  The Company's alarm subscriber base grew to over 17,000 customers and its PERS subscriber base stabilized at approximately 24,000 subscribers. The substantial increase in operating revenues and monitoring service revenues resulted primarily from acquisitions totaling over 7,000 subscribers during the past nine months ended March 31, 1996, commencement of a wholesale monitoring division for third party alarm dealers at its central monitoring station, and increased sales of the Company's PERS to hospitals and home healthcare agencies. The Company anticipates continued expansion of its subscriber base during the next twelve months.

                Response USA, Inc. and Subsidiaries


PART II. OTHER INFORMATION

  Item 1. Legal Proceedings - In February 1996, the Company consented to the issuance of an Order Instituting Proceedings pursuant to the Secur-ities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934 and Findings and Order of the Securities and Exchange Commission (the "Finding"), without admitting or denying any allega-tions or facts contained therein. In July 1993, the Company sold 60,000 shares of Common Stock pursuant to what it claimed to be an exemption from registration under Regulation S of the Securities Act. The Finding stated that such sales were made under circumstances in which the Company new or should have known that such exemption was not available. Consequently,the Finding stated, the sales were made in violation of the registration provisions of the Securities Act. The Company consented to permanently cease and desist from committing or causing any violation, and any future violation, of Section 5 of the securities Act.

  Item 2. Changes in Securities - None

  Item 3. Defaults Upon Senior Securities - None

  Item 4. Submission of Matters to a Vote of Security Holders - None

  Item 5. Other Information - None

  Item 6. Exhibits and Reports on Form 8-K
          (a) Exhibits - None
          (b) Reports on Form 8-K filed March 13, 1996 and March 29, 1996


                    Response USA, Inc. and Subsidiaries


SIGNATURES
  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Response USA, Inc.	                                             May 9, 1996

  Registrant

By /S/ Richard M. Brooks
   Richard M. Brooks
   President and Chief Executive and Financial Officer
   Principal Financial Officer
   Principal Accounting Officer

By /S/ Ronald A. Feldman
   Chief Operating Officer
   Vice President, Secretary
   Treasurer


