Form 10KSB
period 1996-06-30
RESPONSE USA INC
filed 1996-10-15
CIK 889087

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 ___________

                                 FORM 10-KSB

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the fiscal year ended June 30, 1996  or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from        to

                        Commission File Number 0-20770

                              RESPONSE USA, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                               22-3088639
   --------------------------------                -------------------
   (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

         11-H Princess Road, Lawrenceville, New Jersey       08648
         -----------------------------------------------   ---------
            (Address of principal executive offices)       (Zip Code)

     Registrant's telephone number, including area code: (609)896-4500

         Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
               Title of each class            on which registered
               -------------------           ---------------------
                      None                       Not Applicable

         Securities registered pursuant to Section 12(g) of the Act:

       Common Stock, $.008 par value and Common Stock Purchase Warrants
       ----------------------------------------------------------------
                               (Title of Class)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No


 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB any amendment to this Form 10-KSB. [X]

 The issuer's gross revenues for the most recent fiscal year were $10,867,696.

 The aggregate market value of the Voting Stock held by non-affiliates (based upon the closing bid price) on October 4, 1996, was approximately $17,672,885.

 As of October 4, 1996, there were 4,158,326 shares of Common Stock, Par Value $.008 Per Share, outstanding.

 Certain exhibits listed in Item 13 of Part IV have been incorporated by reference. The index to exhibits appears on page 33.


                             RESPONSE USA, INC.

                      1996 Form 10-KSB Annual Report

                             TABLE OF CONTENTS

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .  14

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . .  15

Item 5.   Market for the Registrant's Common Stock and Related Security
          Holder Matters . . . . . . . . . . . . . . . . . . . . . . . . .  16

Item 6.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations . . . . . . . . . . . . . . . . . . . . .   16

Item 7.   Financial Statements . . . . . . . . . . . . . . . . . . . . . .  23

Item 8.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure . . . . . . . . . . . . . . . . . . . . . .  23

Item 9.   Directors and Executive Officers of the Registrant . . . . . . .  24

Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . .  28

Item 11.  Security Ownership of Certain Beneficial Owners and Management .  31

Item 12.  Certain Relationships and Related Transactions . . . . . . . . .  32

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .  33


                                    PART I

Item 1.   Business
-------

General

 Response USA, Inc. (the "Company"), through its wholly-owned subsidiary United Security Systems, Inc. ("USS"), is engaged in the sale, installation, continuous monitoring and maintenance of electronic security systems. USS provides security alarm monitoring services for residential and small business sub-scribers. USS is also engaged in the acquisition of subscriber account port-folios and completed the acquisition of 28 subscriber account portfolios during the past year totaling 8,000 subscribers. USS currently operates in the States of New Jersey, Pennsylvania, Delaware, New York and Connecticut.

 The Company, through its wholly-owned subsidiaries, Response Ability Systems, Inc. ("Systems") and Emergency Response Systems, Inc. ("ERS"), markets a per-sonal emergency response system, ("PERS") which enables users, such as elderly or disabled persons, to transmit a distress signal using a portable transmitter which is part of the PERS. Systems commenced operations in 1985; ERS was acquired by the Company in 1994. When activated by pressing of a button, the transmitter sends a radio signal to a receiving base installed in the user's home. The receiving base relays the signal over telephone lines to a monitoring station which provides continuous monitoring services. The Company's monitoring services are provided by a third party monitoring station located in Euclid, Ohio. The monitoring station personnel verify the nature of the emergency and contact the appropriate emergency authorities in the user's area.

 The Company's revenues consist primarily of recurring payments under written contracts for the monitoring and servicing of security systems and PERS. The Company currently monitors approximately 45,000 subscribers. For the fiscal year ended June 30, 1996, monitoring, rental and service revenues represented 78% of total revenues. Monthly Recurring Revenues ( MRR ) is a term commonly used in the alarm industry and means monthly recurring revenue that the Company is entitled to receive under contracts in effect at the end of the period. MRR is utilized by the alarm industry to measure the size of a company, but not as a measure of profitability or performance, and does not include any allowance for future attrition or allowance for doubtful accounts. EBITDA is another term commonly utilized by the alarm industry and means earnings before interest, taxes, depreciation and amortization. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles. During the past fiscal year, the Company's MRR has grown by 25% to $750,000 from approx-imately $600,000. Total revenues have increased from $9.3 million to $10.8 million, or 16%. Revenue growth and efficiencies of operations have led to an increase in EBITDA from ($550,000) to $1,383,000, excluding nonrecurring charges of $430,000 during the fiscal year ended June 30, 1996, an increase of 351%.

 The Company's electronic security business utilizes electronic devices installed in customers' businesses and residences to provide detection of events, such as intrusion or fire, surveillance, control of access and property. The detection devices are monitored by the same third party monitoring company as the Company's PERS. In some instances, commercial customers may monitor these devices at their own premises or the devices may be connected to local fire or police departments. The products and services marketed in the electronic security services industry range from residential systems that provide basic entry and fire protection to more sophisticated commercial systems. USS commenced operation in March 1994, upon the acquisition of substantially all of the assets of two companies engaged in the electronic security business.

 The Company sells its PERS products directly to the consumer and through franchisees in the United States and a distributor in Canada under the "Instant Response" and "Response Ability" trade names. The Company also sells and leases PERS through its institutional division to hospitals and home health care agencies. The Company also sells PERS and related accessories, which are manufactured by a sub-contractor located in Florida, to independent home alarm and other vendors under private label programs.


Electronic Security Industry

 The security services industry encompasses a wide range of products and services, which can be broadly divided into electronic monitoring products and services which USS provides and highly labor intensive manned guarding and patrol services which USS does not provide. Electronic monitoring products and services consist of the sale, installation, continuous monitoring and maintenance of electronic security systems. This business utilizes modern electronic devices installed in customers' businesses and residences to provide detection of events, such as intrusion or fire, surveillance, control of access and control of articles. Event detection devices are monitored by a monitoring center, which is linked to the customer through telephone lines. This center is often located at remote distances from the customer's premises. In some instances, the customer may monitor these devices at its own premises or the devices may be connected to local fire or police departments. The products and services marketed in the electronic security services industry range from residential systems that provide basic entry and fire protection to sophisticated commercial systems incorporating closed circuit television systems and access control.

 The security alarm industry is currently composed of a large number of small providers of alarm systems and services. According to certain data concerning the residential security alarm market prepared in 1995 by the J.P. Freeman Co., there are approximately 12,700 alarm dealers nationally, and the Company estimates that there are over 3,000 in the states in which the Company operates. The Company believes that the smaller alarm companies are at a competitive disadvantage because of their higher overhead as a percentage of revenues and lack of access to capital at attractive rates.

Electronic Security Services
----------------------------

     Monitored Electronic Security Systems

 USS' electronically monitored security systems involve the use on a customer's premises of devices designed to detect or react to various occurrences or con-ditions, such as intrusions, movement, fire, smoke, flooding, environmental conditions (including temperature or humidity variations), and other hazards.
In most systems these detection devices are connected to a microprocessor based control panel which communicates through telephone lines to a monitoring station where alarm and supervisory signals are received and recorded. Systems may also incorporate an emergency "panic button," which when pushed causes the con-trol panels to transmit an alarm signal that takes priority over other alarm signals. In most systems, control panels can identify the nature of the alarm and the areas within a building where the sensor was activated and transmit the information to a monitoring station. Depending upon the type of service for which the subscriber has contracted, monitoring center personnel respond to alarms by relaying appropriate information to the local fire or police depart-ments, notifying the customer or taking other appropriate action. As of June 30, 1996, the Company has approximately 21,000 alarm subscribers for which it provides monitoring services.

     Residential Systems

 Residential security services consists of the sale, installation, monitoring and maintenance of electronically monitored security systems to detect intrusion and fire. The Company believes that the demand for residential systems results from a general awareness of crime and security concerns. In addition, resi-dential customers are usually able to obtain more favorable insurance rates if an electronically monitored security system is installed in their home. Approximately 80% of USS' customers are residential. On average, fees charged for residential monitoring services are lower than the fees charged for commercial monitoring services. Contracts for residential services are generally for an initial four year term, automatically renewing on a year to year basis thereafter, unless canceled.

     Commercial

 USS also provides electronic security services and products to commercial businesses and facilities. These systems and products are tailored to customers' specific needs and include electronic monitoring services that provide intrusion and fire detection, as well as card or keypad activated access control systems and closed circuit television systems. USS also markets standard security packages for specific types of commercial customers. Certain commercial customers require more complex electronic security systems. To meet this demand, USS also sells integrated electronic security systems that combine a variety of electronic security services and products. These systems are integrated by USS to provide a single computer controlled security system.

     Products

 USS sells products offered by several different manufacturers. Systems are generally purchased by the customers, although the Company does lease a limited number of systems. When the system is sold, the customer pays USS the purchase price. When the system is leased, only an installation fee is charged. Customers agree to pay monthly service charges for monitoring and may also subscribe for maintenance services. Uniform package prices are offered to residential cus-tomers who purchase standard security systems which includes a fixed number of detection devices. Frequently, customers add detection devices to expand the coverage of the system for which the Company charges an additional sales charge when the system is purchased. Pricing depends upon the monitoring components installed, the type of alarm transmission and other services required.

     Installation, Service and Maintenance

 As part of its effort to provide high quality service to its residential and commercial customers, USS maintains a trained installation, service and main-tenance staff. These employees are trained by the Company to install and service the various types of commercial and residential security systems which USS sells. USS does not manufacture any of the components used in its electronic security service business.

     Contracts

 The Company's alarm monitoring subscriber contracts generally have initial terms ranging from one to five years in duration, and provide for automatic renewal for a fixed period, unless the Company or subscriber elects to cancel the contract at the end of the period. The Company maintains an individual file with a signed copy of the contract for each of its subscribers and a computerized data base.

 Substantially all of the Company s alarm monitoring agreements for the Company's residential subscribers (which constitute approximately 80% of the Company s alarm subscriber customer base) provide for subscriber payments of between $20 and $32 per month. The Company s commercial subscribers typically pay from $25 to $50 per month.

 In the normal course of its business, the Company experiences customer cancel-lations of monitoring and related services as a result of subscribers relocat-ing, the cancellation of purchased accounts in the process of assimilation into the Company's operations, unfavorable economic conditions, dissatisfaction with field maintenance service and other reasons. This attrition is offset to a certain extent by revenues from the sale of additional services to existing subscribers, price increases, the reconnection of premises previously occupied by subscribers, conversion of accounts previously monitored by other alarm dealers and guarantees provided by sellers of such accounts.

SECURITY SERVICES BUSINESS STRATEGY

     The Acquisition Program

 The Company grows primarily by acquiring subscriber accounts, primarily from smaller alarm companies. The Company focuses on acquisitions that allow it to increase its subscriber density in each area in which it operates. This leads to greater field maintenance and repair efficiencies. The Company believes that it is an effective competitor in the acquisition market because of the substantial experience of its management team over the past 12 months in completing 28 acquisitions.

 Since the Company's primary consideration in making an acquisition is the amount of EBITDA that will be derived from such new subscribers, the price paid by the Company is customarily based upon such EBITDA. To protect the Company against the loss of acquired accounts and to encourage the Seller of such accounts to facilitate the transfer of the subscribers, management typically requires the seller to provide guarantees against account cancellation for a period following the acquisition. The Company usually holds back from the seller a portion of the acquisition price, and has the contractual right to utilize such holdback to recapture a portion of the purchase price based on the lost MRR arising from the cancellation of acquired accounts.

 In evaluating the quality of the accounts acquired, the Company relies pri-marily on management s knowledge of the industry, its due diligence procedures, its experience integrating accounts into the Company's operations, its assump-tions as to attrition rates for the acquired accounts, and the representations and warranties of the sellers.

 The Company employs a comprehensive acquisition program to identify, evaluate, and assimilate acquisitions of new subscriber accounts that includes three stages: (1) the identification and negotiation stage; (2) the due diligence stage; and (3) the assimilation stage.

 The Company actively seeks to identify prospective companies and dealers through membership in trade associations, trade magazine advertising and contacts through various vendors and other industry participants. The Company's use of standard form agreements and experience in identifying and negotiating previous acquisitions, helps to facilitate the successful negotiation and execution of acquisitions in a timely manner.

 The Company conducts an extensive pre-closing review and analysis of all facets of the seller's operations. The process includes a combination of selective field equipment installations, individual review of substantially all of the subscriber contracts, an analysis of all the rights and obligations under such contracts and other types of verification of the Seller's operations.

 The Company develops a specific assimilation process, in conjunction with the Seller, for each acquisition. Assimilation programs typically include a letter, approved by the Company, from the Seller to its subscribers, explaining the sale and the transition, followed by one or more letters or packages that include the Company s subscriber service brochures, field service and monitoring service telephone number stickers, yard signs and window decals. Thereafter, almost all new subscribers are contacted individually by telephone by a member of the Company s customer service department for the purpose of soliciting certain information and addressing the subscriber's questions or concerns.

 The Company has completed 28 acquisitions totaling 8,000 subscribers during the period July 1, 1995 through June 30, 1996. The Company anticipates continuing its acquisition program during its next fiscal year. The Company typically acquires only the subscriber accounts, and not the facilities or liabilities, of acquired companies. As a result, the Company is able to obtain gross margins on the monitoring of acquired subscriber accounts that are similar to those that the Company currently generates on the monitoring of its existing subscriber base. In addition, the Company may increase the monitoring charges paid by those subscribers if it is determined that those currently being paid do not reflect the market area rates.

     Dealer Program

 The Company recently commenced a Dealer Program which allows it to participate in the growth of the residential security alarm market by providing monitoring and field service repair services to subscriber accounts generated on a monthly basis through exclusive purchase agreements with independent alarm companies specializing in the sale and installation of residential alarm systems.
The Dealers that the Company selects for the Dealer Program are typically small alarm companies that specialize in installing alarm systems for residential or small businesses in a specified geographic area. The Company enters into exclusive contracts with such dealers that provide for the purchase by the Company of the dealers' subscriber accounts on an ongoing basis. The dealers install alarm systems, arrange for the subscriber to enter into USS alarm monitoring agreements, and install USS yard signs and window decals. In addi-tion, the Company evaluates the credit history of the prospective new subscriber prior to purchase from the dealer. The Company is currently purchasing approximately 100 accounts per month through its Dealer Program and anticipates an expansion of this program during its next fiscal year.

     Strategic Alliances

 To evaluate other potential sources of subscriber growth, the Company has initiated an analysis of other companies or industries that may have an interest in entering the residential security alarm market. Certain industries facing deregulation, such as public utilities, have expressed an interest to the Company to provide security systems to their customers to develop more comprehensive relationships. The Company intends to continue to pursue this area of subscriber expansion, but at this time there are no definitive agree-ments that have been executed.

     PERS Industry

 The personal emergency response industry generally consists of companies that provide technological support services that help elderly or medically-at-risk individuals live independently, without the need of supervised care. In the Company's view, the recent growth of the emergency response market is strongly linked to the belief of medical professionals that such individuals should be encouraged to live independently for as long as possible. The Company believes that the demand for emergency response systems may increase as the number of people over 65 years of age, and the number of such persons living alone, increases. Currently, two groups of individuals are perceived to be the principal users of PERS. The first group consists of elderly people who are capable of living independently and who are seeking ways to extend their ability to maintain their independence. The second group consists of those who experience short-term medical needs for whom the PERS is primarily used to reduce the length of a hospital stay and to provide short-term assistance at home during the recuperation period. Other potential users include "latch-key" children and others for whom immediate, automatic access to emergency assistance is desirable.

PERS Products and Monitoring Services

 Products. The Company's PERS is designed to monitor, identify and electronical-ly report emergencies requiring medical, fire and police assistance. The PERS hardware consists of two basic components: (1) a portable pendant transmitter that is worn around the neck (the system also includes a portable, hand-held transmitter that can be attached to the user's belt or mounted on a wall); and
(2) a receiving base that is installed in the user's home and connected to the user's telephone line. The Company's PERS also includes a smoke detector (in certain states) that transmits a distress signal to a monitoring station in the event of fire, and a medical/police hand held transmitter that transmits a medical or police distress signal to a monitoring station. Both the pendant and medical/police hand held transmitter send a medical distress signal to a central monitoring station, however, the hand held transmitter also sends a police distress signal on a separate channel when activated.

 The Company's PERS has a variety of safety features, including an abort func-tion to avoid false alarms and an alternative power source which allows the system to remain functional in the event of a generalized power failure. In addition, once activated, the PERS "seizes" the user's telephone line to which the receiving base is connected and dials the monitoring station until a connection is established, regardless of whether the user's telephone is in use or off the hook. Each PERS is tested before release for sale and is re-tested immediately after installation in a user's home.

 Monitoring Services. Users of the Company's PERS initiate a distress signal by pressing a button on the portable transmitter included in the system. Once activated, the transmitter sends radio signals to the receiving base (the transmitter has an effective range of approximately 200 feet), which in turn translates the radio signal and automatically dials a monitoring station using a toll-free telephone number. Once telephone contact is made with the moni-toring station, a coded signal automatically initiates the electronic retrieval of personal data relating to the user who initiated the distress signal. Such data includes the user's name and address, directions to the user's home, allergies, medications, best route of entry into the user's home during an emergency, and the doctor and family members that should be contacted. In addition, this signal establishes two-way voice communication between the user and monitoring station personnel directly through the PERS hardware, avoiding any need for the user to access a telephone. Monitoring personnel verify the nature of the emergency by speaking with the individual and, if necessary, notify the predetermined emergency authorities in the user's area. If the monitoring personnel are unable to establish voice communication with the user, emergency agencies are notified immediately. As of June 30, 1996, the Company has approximately 24,000 monitoring subscribers in approximately 45 states for whom it provides monitoring services. The Company's monitoring service is available only to users of the Company's PERS; PERS cannot be programmed to permit the customer to utilize a competitor's monitoring service.

 The Company provides all of its PERS users with 24-hour-a-day, 365 day-a-year monitoring service. The monthly charge for monitoring services paid by the subscriber is approximately $30.00. The Company's contracted monitoring facility is located in Euclid, Ohio and is accessible by PERS users nationwide through toll-free emergency telephone lines. The monitoring facility contains telecommunications and computer equipment with the capacity to monitor tens of thousands of PERS users simultaneously, and to receive and act upon a user's emergency signal. On average, the Company receives 1,000 calls a day from its PERS users, of which approximately 60% are made by users for test purposes. The Company maintains a duplicate set of all customer data at its Euclid, Ohio facility.

     Sales and Marketing

 The Company sells its PERS products in the United States directly to consumers, and through active franchisees and private label re-sellers (principally home alarm companies). In Canada, the Company's PERS are marketed exclusively by a Canadian distributor. Until 1991, substantially all PERS were sold through franchisees, although the sale of new franchises was discontinued in 1987.
At the present time, the Company's direct sales are generated principally by the Company's institutional division which commenced operations in March 1991. The Company recently commenced, and is in the process of developing, additional cooperative marketing programs in which the Company's products are distributed in conjunction with another vendor's products, or using other marketing vehicles developed by a co-participant specializing in direct sales of consumer products. The following is asummary of the Company's current and proposed various marketing programs.

 Franchisees and Distributorship. The Company ceased offering new franchises for sale in 1987 and has no current plans to resume selling franchises in the future. Existing franchisees, however, are allowed to renew their franchise annually upon payment of a $350 renewal fee. As of June 30, 1996, approximately 100 franchisees had paid their franchise renewal fee for the current year.

 Franchisees are independent contractors who purchase or lease their PERS requirements from the Company in accordance with a schedule of prices established by the Company, and resell PERS in non-exclusive territories. Franchisees also are required to contract with the Company to provide monitoring services to the franchisee's customers. In addition, the Company offers billing and collection services to franchisees. Franchisees are required to pay a monthly fee to the Company for each customer monitored, the amount of which is dependent upon the number of accounts serviced and the level of other services (for instance, billing and collection) provided. The Company also sells adver-tising and promotional materials, accessories and supplies to its franchisees pursuant to a published price list.

 Institutional Division: In March 1991, the Company established an institu-tional division to market PERS to hospitals and home health care agencies. Hospitals and home health care agencies may either purchase or lease/purchase PERS for their patients, with monitoring services provided by the Company. The consumer acquires the PERS from the home health care agency, and the Company's obligations are limited to providing monitoring services. Additional markets for the Company's institutional division include state and local welfare agencies. The Company is also actively soliciting agreements with municipalities to provide the Company's PERS services as part of the municipalities' total health and other assistance programs.

 Retail Marketing: The Company has commenced the distribution of its PERS through approximately 3,000 pharmacies of Revco D.S. and K-Mart Stores, Inc. The name under which the Company's PERS is marketed is "Instant Response." Users of PERS through such retailers are given use of the PERS for as long as the customer pays the Company's standard monitoring fees. A portion of the monitoring fee is then paid to the retailer.

 Sponsored Marketing: The Company has recently initiated cooperative marketing programs with other businesses and organizations whose customers or members fall within the Company's targeted market. Under these arrangements, the Company supplies its PERS to the "sponsor's" customers or members for a monthly monitoring fee. The sponsoring organization receives royalties from the Company based on the Company's monitoring revenues received from subscribers obtained through the program. The Company intends to expand its sponsored marketing program to include churches, synagogues, and civic and charitable organizations.

 Private Label Programs: The Company also supplies PERS for vendors under product names owned by the vendors. Currently, sales under these programs are limited. At the present time, all of the Company's private label vendors pro-vide their own monitoring services. The Company's gross profit margins on sales in its private label programs are significantly lower than margins on its direct and franchisee sales programs.

Production

 The principal materials utilized in the production of PERS consist of elec-tronic components which are obtained from several suppliers. The sub-contractor also purchases molded plastic, printed circuit boards and miscellaneous hard-ware from several sources. The Company believes that the required raw materials are not so unique to a particular vendor and that other sources could be ob-tained, although some delays in production might result if it were necessary to find new sources for raw materials.

Governmental Regulation

 As a seller of PERS and electronic security systems and provider of monitoring services, the Company is subject to laws and regulations administered by various states and localities, the Federal Trade Commission, the Federal Communications Commission and the Food and Drug Administration. The Company believes that it has received all necessary federal licenses or permits to sell PERS and elec-tronic security equipment and services and operate the monitoring services.
The Company also believes that it has complied with all state requirements for sale of its products and for providing monitoring services.

 Although it ceased offering new franchises for sale in 1987, the Company's continuing relationship with its existing franchisees is subject to regulation under state laws. Moreover, the Company continues to be bound by obligations to franchisees under certain state consent orders regarding alleged franchise sales practices. At various times, the Company also has been named in state actions or inquiries related to the sales practices of its franchisees. The Company believes it is not liable for the actions of its franchisees; however, there can be no assurance that it will not be subject to future orders. The Company may be subject to additional regulation in the future, and changes in laws and regulations applicable to the Company could increase the cost of compliance and otherwise materially and adversely affect the Company in ways not presently foreseeable.

Insurance

 The Company maintains general liability insurance policies covering various types of liability including products liability. The product liability insurance has policy limits of $1,000,000 per occurrence and $5,000,000 in the aggregate per year and the errors and omissions liability insurance policy limits are $1,000,000 per occurrence and $5,000,000 in the aggregate per year. These policies are subject to exclusions and other terms which the Company believes are typical for policies of similarly situated companies. The Company believes that its insurance coverage is adequate for its needs, but there can be no assurance that the Company will not be subjected to claims in the future which are not covered by its insurance or which exceed its insurance coverage.

Trademarks and Trade Names

 The Company owns a federal trademark registration for the trade name "Response Ability."

Competition

          Electronic Monitoring Services

 The security services business is highly competitive and new competitors are continually entering the field. Competition is based primarily on price in relation to quality of service. Sources of competition in the security services business are other providers of central monitoring services, systems directly connected to police and fire departments, local alarm systems and other methods of protection, such as manned guarding.

 The central monitoring sector of the electronic security business is characterized by low marginal costs associated with monitoring additional customers. Despite the opportunity for economies of scale by consolidation of monitoring and administrative functions, the industry is highly fragmented, with thousands of small providers. There are also a limited number of larger competitors, including ADT Limited, Borg-Warner Security Corporation (under the Wells Fargo and Pony Express brand names), a division of Honeywell, Inc., and Brinks Home Security, a division of The Pittston Company.

     PERS

 The emergency response industry is serviced by numerous companies that provide PERS products and services, including monitoring services. A majority of the emergency response companies offer systems that are monitored through a central monitoring facility. In some instances, companies which sell PERS hardware establish agreements with local burglar alarm companies to provide the service on a per user fee basis, or have their own monitoring capability. A number of emergency response companies offer their products through hospitals that distribute and monitor the systems. Several companies offer systems that utilize a direct dial/pre-recorded telephone message to selected telephone numbers directly without a monitoring station.

 The Company's principal competitors are other national or regional emergency response providers and burglar alarm companies that offer medical emergency features in addition to their home protection systems. Many of these companies have greater financial resources than the Company and may enjoy a particular competitive advantage due to their access to a larger client base. The Company considers its principal competitors to be American Medical Alert Corp. and Lifeline Systems, Inc. Methods of competition in the PERS industry consist of quality, service and price of the PERS system. While price is a factor, the customer's primary consideration in choosing a PERS supplier is the quality of monitoring service provided and the reliability of the PERS system. The Company believes that it competes favorably on all of these factors.

Employees

 At June 30, 1996, the Company and its subsidiaries employed 130 full-time employees. Of this number, 6 are engaged in sales, 8 in quality control, 8 in telemarketing, 26 in installation, and 82 in administration. None of the Company's employees is represented by a labor union, and the Company considers its employee relations to be satisfactory.

Item 2.   Properties
-------

 The Company leases 15,000 square feet in Lawrenceville, New Jersey for its executive and administrative offices at an annual rental of $172,000. The lease expires in June 1999 after which the Company has a five year renewal option. The Company also leases (i) 2,000 square feet in Newark, Delaware, for use as a sales and installation facility at an annual rental of $14,400. The lease expires May, 1997 after which the Company has a one-year renewal option at the same terms. The Company leases 2,000 square feet in Los Angeles, California for use as a sales and installation facility, at an annual rental of $24,000 which lease expires in October 2000; and (ii) 5,000 square feet for its sub-contracted manufacturing facility in Florida at an annual rental of $19,200 pursuant to a lease expiring in March 1998.

 The Company believes that its current facilities are adequate for its needs.

Item 3.   Legal Proceedings
-------

 The Company experiences routine litigation in the normal course of its busi-ness. The Company does not believe that any of such pending litigation will have a material adverse effect on the financial condition or results of operations of the Company.

 In February 1996, the Company consented to the issuance of an Order Instituting Proceedings pursuant to the Securities Act of 1933 (the Securities Act ) and the Securities Exchange Act of 1934 and Findings and Order of the Securities and Exchange Commission (the Finding ), without admitting or denying allega-tions of facts contained therein. In July 1993, the Company sold 60,000 shares of Common Stock pursuant to what it claimed to be an exemption from Registration under Regulation S of the Securities Act. The Finding stated that such sales were made under circumstances in which the Company knew or should have known that such exemption was not available. Consequently, the Finding stated, the sales were made in violation of the registration provisions of the Securities Act. The Company consented to permanently cease and desist from committing or causing any violation, and any future violation, of Section 5 of the Securities Act.

     Prior Proceedings:

 In October 1987, Systems filed a Petition for Reorganization under Chapter 11 of the Federal Bankruptcy Act in the United States Bankruptcy Court (District of New Jersey). In January 1990, the Bankruptcy Court confirmed Systems' Plan of Reorganization, which became effective in February 1990. The Plan of Reor-ganization provided for a long-term payment of approximately $2.8 million of Systems' indebtedness to secured and unsecured pre-petition creditors and for unpaid state and federal taxes, of which $374,058 is due through the year 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 to Notes to Consolidated Financial Statements.

 Prior to its acquisition by the Company, Systems was named in a number of civil and administrative proceedings relating to its franchise sales. The Company does not presently offer franchises for sale; however, the Company is bound by regulations involving its continuing relationship with franchisees.

Item 4.   Submission of Matters to a Vote of Security Holders
-------

 In September 1995 the Board of Directors authorized a 1 for 10 reverse stock split, which became effective after stockholders approval. The record date for holders of the Company's Common Stock to vote on the proposal was September 23, 1995. A special shareholders meeting was held on November 5, 1995, at which time the reverse stock split was approved. It was declared effective on November 20, 1995.

                                   PART II

Item 5.   Market for the Registrant's Common Stock and Related Security
-------   Holder Matters

 The following table sets forth the high and low "bid" and "asked" prices, adjusted for the 1 for 10 reverse stock split as if the effective date was July 1, 1994, published by the NASD for the Company's Common Stock. These quotations represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs, or other fees or commissions, and do not represent actual transactions.

                                       BID                   ASK
   For Fiscal Year Ending       HIGH         LOW       HIGH        LOW
   June 30, 1995                ----         ---       ----        ---
   -------------
   First Quarter              10           6   1/4   12  1/2     8  1/8
   Second Quarter              8 3/4       3   1/8   11  1/4     4  5/8
   Third Quarter               4 3/8       3   1/8    6 9/16     3  3/4
   Fourth Quarter              5           1 14/16    7 1/32     3 7/16


                                       BID                   ASK
   For Fiscal Year Ending       HIGH         LOW       HIGH        LOW
   June 30, 1996                ----         ---       ----        ---
   -------------
   First Quarter              7 3/16       3 3/4    7 13/16      4 3/8
   Second Quarter             6            4 1/4    6   1/4      4 5/8
   Third Quarter              6  1/8       4 3/4    6   1/4      5
   Fourth Quarter             8  1/2       5 1/8    8   3/4      5 1/4

 On October 4, 1996 the closing bid price for the Common Stock was $4.25, and there were approximately 2,000 holders of record of the Common Stock.

 The Company has not paid any dividends on its Common Stock since its inception. The Company anticipates that for the foreseeable future, earnings, if any, will be retained for use in the business or for other corporate purposes, and it is not anticipated that dividends will be paid.

Item 6. Management's Discussion and Analysis of Financial Condition and Results ------ of Operations

 The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto.

General

 The Company's financial information for the two years ended June 30, 1995 and June 30, 1996, respectively, reflects the following events which affected the Company's business and had a significant impact on the Company's results of
operations and financial condition:   USS's acquisition of substantially all of
the assets and certain liabilities of United Video Associates, Inc. ("UVA") and National Security Finance Limited Partnership II ("NSF") in March 1994; the Company's acquisition of all of the outstanding capital stock of Universal Security Systems, Inc. ("USS") in November 1994; and the Company's acquisition of substantially all of the assets of the Medical Alert Systems Monitoring Division of Emergency Response Systems, Inc. ("ERS").

 On November 1, 1994 the Company completed the acquisition of all the outstand-ing capital stock of USS in exchange for 75,770 shares of the Company's common stock, valued at $576,641, issued to the former stockholders of USS. USS is engaged in the installation, servicing and monitoring of electronic security systems. On November 22, 1994, the company completed the acquisition of sub-stantially all the assets of ERS. ERS was engaged in the installation, ser-vicing and monitoring of personal emergency response systems. In consideration of the acquisition with a cost of $1,882,930, the Company paid ERS an aggregate of $1,700,000 consisting of $1,550,000 in cash, a promissory note payable over two years in the amount of $150,000, issued 10,000 shares of its common stock valued at $100,000 to the shareholder and principals of ERS, and incurred acquisition costs of $82,930.

 Accounting Differences for Account Purchases and New Installations. A dif-ference between the accounting treatment of the purchase of subscriber accounts and the accounting treatment of the generation of new accounts through direct sales by the Company s sales force has a significant impact on the Company's results of operations. All direct external costs associated with purchases of subscriber accounts (either through the Dealer Program or through acquisition of subscriber account portfolios) are capitalized and amortized over 10 years on a straight line basis for alarm accounts and five to seven years for the purchase of PERS accounts. Included in capitalized costs are certain acquisi-tion transition costs associated with incorporating the purchased subscriber accounts into the Company's operations. Such costs include costs incurred by the Company in fulfilling the Seller s pre-acquisition obligations to the acquired subscribers, such as providing warranty repair services. In contrast, all of the Company's costs related to the sales, marketing and installation of new alarm monitoring systems generated by the Company's sales force are expensed in the period in which such activities occur.

 Subscriber Attrition. Subscriber attrition has a direct impact on the Company's results of operations, since it affects both the Company's revenues and its amortization expense. Attrition can be measured in terms of canceled subscriber accounts and in terms of decreased MRR resulting from canceled subscriber accounts.

Results of Operations

   Fiscal Years 1995 and 1996

 The following table summarizes the components of the Company's revenues and cost of revenues for the fiscal years ending June 30, 1995 and 1996:


                                    Years Ended June 30
                         -------------------------------------------------
                             1995                         1996
                             ----                         ----
Operating revenues:
   Product sales          $4,520,062    48.4%          $2,352,449   21.6%
   Finance and Rental      1,274,952    13.7%           1,770,272   16.3%
   Services                3,537,522    37.9%           6,744,975   62.1%
                          ----------   ------          ----------  ------
                          $9,332,536   100.0%         $10,867,696  100.0%
                          ==========   ======          ==========  ======
Cost of Revenues*:
   Product sales          $2,635,674    28.2%          $1,718,689   15.8%
   Service and Rental     $1,125,123    12.1%           1,779,490   16.4%
                           ---------    -----           ---------   -----
                          $3,760,797    40.3%          $3,498,179   32.2%
                           =========    =====           =========   =====
Gross Profit              $5,571,739    59.7%          $7,369,517   67.8%
                           =========    =====           =========   =====
________________________
*As a percentage of total revenues

Results of Operations

 A majority of the Company's revenues are derived from recurring payments for the monitoring, rental and servicing of both electronic security systems and PERS, pursuant to contracts with initial terms up to five years. Service revenues are derived from payments under extended warranty contracts and for service calls performed on a time and material basis. The remainder of the Company's revenues are generated from the sale and installation of security systems and PERS. Monitoring and service revenues are recognized as the service is provided. Sale and installation revenues are recognized when the required work is completed. All direct installation costs, which include materials, labor and installation overhead, and selling and marketing costs are expensed in the period incurred. Alarm monitoring and rental services generate signifi-cantly higher gross margins than do the other services provided by the Company.

 The Company has significantly expanded its operations for the fiscal year ended June 30, 1996. Its alarm subscriber base has grown to over 21,000 customers, an increase of approximately 62%. The substantial increase in operating revenues and monitoring service revenues resulted primarily from acquisitions totalling over 8,000 monitoring accounts from other dealers and companies, and the sale of the Company's PERS to hospitals and home healthcare agencies. The Company's account base totalled in excess of 45,000 monitoring subscribers as of June 30, 1996.

 Operating revenues increased by $1,535,160 (16%) for the fiscal year ended
June 30, 1996 as compared to the fiscal year ended June 30, 1995. Product sales decreased by $2,167,613 (48%) for the year ended June 30, 1996, as compared to the prior year ended June 30, 1995. The decline in product sales was due to the Company's primary strategy to expand through the acquisition of monitoring con-tracts, as opposed to direct sales of security systems. Sales of electronic security systems decreased by approximately $2.5 million for the fiscal year ended June 30, 1996 as compared to the prior year. Revenues from the sale of personal emergency response systems (PERS) increased by approximately $300,000 for the year ended June 30, 1996 as compared to the year ended June 30, 1995. The significant growth in monitoring and service revenues of $3,207,453 (91%) for the fiscal year ended June 30, 1996 as compared to the same period ended June 30, 1995, was due to the acquisition of monitoring contracts and the success of the Company's extended warranty program. Finance and rental income increased by $495,320 (39%) for the year ended June 30, 1996 as compared to the year ended June 30, 1995. This was the result of the acquisition of the Medical Alert Systems Monitoring Division of Emergency Response Systems, Inc. (ERS) in November 1994 and the Company's distribution of its PERS through the pharmacy departments of national retail chains such as Revco and K-mart.

 The Company is in the process of developing additional cooperative marketing programs in which the Company's PERS products are distributed in conjunction with another vendor's products or utilizing other marketing methods by a co-participant specializing in direct sales to the consumer or home healthcare agency. The Company currently distributes its PERS through approximately 3,000 pharmacy departments of national retail chains. The Company will continue to acquire monitoring customers from other security system companies. The Company believes the foregoing will result in a substantial increase in monitoring and service revenues.

 Gross Profit for fiscal 1996 was $7.4 million, which represents an increase of $1.8 million, or 32.1%, over the $5.6 million of gross profit recognized in fiscal 1995. The increase was due primarily to an increase in monitoring and service activities, and the success of the extended warranty program, which is concurrent with the increase in the Company's subscriber base by approximately 8,000 subscribers. Gross Profit, as a percentage of operating revenues, increased from 59.7% for fiscal 1995 to 67.8 % for fiscal 1996. The increase was caused primarily by an increase in service and rental revenues as a per-centage of total revenues from 51.6% to 78.4% for the fiscal year ended June 30, 1995 and 1996, respectively. The cost of product sales rose from 58.3% for the year ended June 30, 1995 to 73.1 % for the year ended June 30, 1996. An increase in competition, including the advertisement of free security systems, has resulted in a lower average selling price for the Company's security systems, causing a decline in the Gross Profit Margin.

 Selling, general, and administrative expenses rose to $6.4 million in fiscal 1996, which represents an increase of $100,000 or 1.5%, over selling, general and administrative expenses for fiscal 1995. Included in selling, general, and administrative expenses for fiscal 1996 were nonrecurring charges of approxi-mately $430,000, primarily due to the write-off of obsolete inventory, accounts receivable, and an increase in the provision for doubtful accounts. Selling, general and administrative expenses, as a percentage of total operating revenues, declined from 67.8% to 59.0% for the fiscal year ended June 30, 1995 and 1996, respectively. Sales and marketing expenses declined from $2.0 million for the year ended June 30, 1995 to $0.7 million for the year ended June 30, 1996, for a decrease of $1.3 million or 65%. Sales and marketing expenses declined due to the Company's strategy to grow through acquisitions as opposed to new system installations. General and administrative expenses rose from $4.3 million in fiscal 1995 to $5.7 million in fiscal 1996, representing an increase of $1.4 million or 32.6%. The increase in general and administrative expenses was caused by increases in corporate overhead expenses incurred to support a larger subscriber base. The percentage increase in general and administrative expenses of 32.6% was much lower than the 76.9% increase in monitoring, service, and rental revenues between the comparable periods, reflecting efficiencies realized in the Company's corporate offices. The Company anticipates that its current level of selling, general and administrative expenses, as a percentage of sales, will continue to decrease as a result of the Company's operating revenues increasing substantially due to increases in monitoring and service revenues by USS.

 Amortization and depreciation expenses increased by $898,686, from $1,302,208 to $2,200,894 for the fiscal year ended June 30, 1995 and 1996, respectively. This increase in amortization expense is the result of the Company's purchase of monitoring contracts totalling approximately $8 million.

 Interest expense increased by approximately $2.0 million to $3.2 million for the fiscal year ended June 30, 1996, from $1.2 million for the same period ended June 30, 1995. The primary reason for the increase was additional interest expense on long-term debt incurred by the Company in connection with its acquisitions and purchases of monitoring contracts. On June 30, 1996 the Company entered into a four-year revolving bank line of credit agreement, of which $10.5 million was used to repay existing notes payable collateralized by monitoring contracts. The Company estimates that the reduction in interest expense from fiscal 1996 to fiscal 1997 will be approximately $2.1 million. However, there will be a substantial increase in amortization of deferred financing costs (non-cash interest) of approximately $1 million.

 In June 1994, a key person resigned, and, according to the separation agree-ment, he will receive annual compensation of $120,000 plus benefits through October 31, 1997. In connection with this separation arrangement, a charge of $409,673 was recorded as termination benefits for the year ended June 30, 1994, representing the present value of the obligation based on an interest rate of 8.5%. During the year ended June 30, 1995, the Company renegotiated this agree-ment, resulting in a recovery of $392,699 of termination benefits cost.

 In April, 1994, the Company initiated a plan of reorganization and restructur-ing designed to reduce costs, improve operating efficiencies and increase overall future profitability as the Company refocused sales and marketing ef-forts on security and fire alarm systems for residential and commercial proper-ties. As a result, the Company streamlined its organization and closed its manufacturing and monitoring facilities.

 During the year ended June 30, 1995, the Company recorded a recovery of $52,920 of these costs resulting from an over-accrual at June 30, 1994.

 The net loss for the year was $4.4 million, or $2.87 per share based on 1,536,537 shares outstanding, as compared to a net loss of $3.0 million, or $5.02 per share based on 603,190 shares outstanding. The net loss for the period is primarily attributable to $4.6 million in amortization and interest expense related to the Company's acquisition of subscribers from other dealers, and increased selling, general and administrative expenses incurred in connec-tion with the expansion of the company's subscriber monitoring account base. Earnings before interest, taxes, depreciation and amortization (EBITDA), ex-cluding nonrecurring charges of $430,000 for fiscal 1996, improved by $1.9 million to $1,383,000 for the fiscal year ended June 30, 1996, as compared to the prior fiscal year ended June 30, 1995.

Liquidity and Capital Resources

 On June 30, 1996 through July 3, 1996, the Company completed a complete re-structuring of its long-term debt. The Company obtained a $15.0 million dollar revolving credit facility from Mellon Bank, N.A. and issued $7.5 million dollars of its 1996 Series A Convertible Preferred Stock to institutional and individual domestic and foreign investors. The proceeds of the financing were utilized to repay the Company s existing long-term indebtedness and will result in a sub-stantial decrease of the Company s future borrowing costs. As of October 4, 1996, the Company has available on its revolving credit facility the amount of $7.25 million dollars. The credit facility bears interest at the Prime Rate, plus 1 3/4%. The restructuring will result in an extraordinary charge of $2,549,708 during the first quarter of the Company's next fiscal year for early extinguishment of debt.

 The Company's working capital increased by $9.5 million from a working capital deficiency of $3.5 million at June 30, 1995 to $6.0 million at June 30, 1996.
On June 30, 1996, the Company recorded a preferred stock subscription receivable for $6,525,000, from a Series-A Convertible Preferred Stock subscribed with a par value of $7,500,000, net of related placement fees of $975,000 paid from the proceeds at the closing (see Note 9 of Notes to the Consolidated Financial Statements). On July 1, 1996 the Company entered into a four-year $15 million revolving bank line of credit agreement (see Note 16 of Notes to the Consoli-dated Financial Statements). With the proceeds received from the issuance of preferred stock on July 2, 1996 and $10,500,000 from the revolving line of credit, the Company paid off notes payable used to finance its growth through acquisitions, with balances aggregating $12.1 million at June 30, 1996. The Company believes that cash flows from operations will be sufficient to fund the Company's interest payments on its debt and capital expenditures, which are the Company's principal uses of cash other than the acquisitions of portfolios of subscriber accounts.

 Net cash used in operating activities was $2,482,264. A net loss of $4,411,898 which included depreciation and amortization of $2,286,218, was the primary reason for cash used in operating activities. Other significant changes included changes in accounts receivable, notes receivable, purchase holdbacks, accrued expenses and deferred revenues.

 At June 30, 1996, accounts receivable increased by $392,365 from the prior year ended June 30, 1995. The acquisition of approximately 8,000 subscriber accounts has caused an increase in monitoring and service revenues billed, resulting in higher accounts receivable. The provision for doubtful accounts increased to approximately $327,000 in fiscal 1996 from approximately $87,000 in fiscal 1995, reflecting an increase in the Company's average subscriber base and the Com-pany's willingness to work with subscribers experiencing credit difficulties in order to maintain long-term subscriber relationships. Notes receivable de-creased by $142,879. Purchase holdbacks decreased by $491,849 and deferred revenues increased by $302,488, in connection with the acquisition of approx-imately 8,000 subscriber accounts. Accrued expenses increased by $196,940, primarily due to the accrual of placement fees in connection with the sale of preferred stock.

 Net cash used investing activities for the fiscal year ended June 30, 1996 was $5,868,029. The acquisitions of MSG, MAC, SSI and ADI during the months of February 1996 through June 1996 (See Note 2 of Notes to Consolidated Financial Statements) and the purchases of monitoring contracts during the year ended June 30, 1996 accounted for $5,718,491. Other investing activities included the purchase of property and equipment of $459,898, which was offset by the proceeds from the sale of equipment of $11,422 and the proceeds from the sale of monitoring contracts of $298,938.

 Net cash provided by financing activities was $10,117,614 for the period ended June 30, 1996. Net proceeds of $1,007,463 were raised through private place-ments during the fiscal year ended June 30, 1996. Proceeds of long-term notes payable of $6,963,891 and proceeds from the exercise of stock options and war-rants totalling $4,432,743 were used for acquisitions and working capital. Principal payments on long-term debt of $2,286,483 were made during the fiscal year ended June 30, 1996.

 The Company's wholly-owned subsidiary, Systems, filed a petition for reorgani-zation under Chapter 11 of the Federal Bankruptcy Act in October 1987. Systems' Plan of Reorganization became effective in February 1990. The Plan of Reorgani-zation provides for, among other things, long-term payments totalling approx-imately $2.8 million to secured and unsecured pre-petition creditors and for unpaid state and federal taxes. As of June 30, 1996 deferred payment obliga-tions to such pre-reorganization creditors totalled $374,058, which is payable in varying installments through the year 2000. In the event that the Company should default in payment of these deferred obligations, Systems's pre-organiza-tion creditors could seek appropriate relief in the bankruptcy court, the result of which could range from dismissal or conversion of the case to a Chap-ter 7 proceeding requiring liquidation of the Company, or modification of the Plan of Reorganization. Any such modified plan could require the Company to pay more to prepetition creditors than the amounts required under the existing Plan of Reorganization.

 The Company has no material commitments for capital expenditures during the next twelve months and believes that its current cash and working capital posi-tion and future income from operations will be sufficient to meet its cash and working capital needs for the twelve months.

 The Company intends to use borrowings under the revolving bank line of credit (See Note 7 --Notes to Consolidated Financial Statements) together with the remaining cash flow from operations to continue to acquire monitoring contracts. Additional funds beyond those currently available may be required to continue the acquisition program, and there can be no assurance that the Company will be able to obtain such financing.

Inflation

 The Company does not believe that inflation or changing prices had a material effect on operations in any of the fiscal years ended June 30, 1995, and 1996.

Item 7. Financial Statements
------

 The response to this Item is submitted as a separate section of this report commencing on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and ------ Financial Disclosure

        None.

                             PART III



Item 9. Directors and Executive Officers of the Registrant
------

 The current executive officers and directors of the Company are set forth below:

      Name            Age                         Position
      ----            ---                         --------
Richard M. Brooks      47        Chief Executive Officer, President, Chief
                                 Financial Officer and Chairman

Ronald A. Feldman      33        Vice President, Chief Operating Officer,
                                 Secretary-Treasurer and Director

Robert M. Rubin        55        Director

Sheldon Lieberbaum     60        Director

Jeffrey S. Budin       32        Director

Stuart Levin           36        Director

Todd E. Herman         42        Director


 Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Directors do not receive remuneration for their services as such, but may be reimbursed for expenses incurred in connection therewith, such as the cost of travel to Board meetings. Officers serve at the pleasure of the Board of Directors until their successors have been elected and have qualified.

 Richard M. Brooks has been Chief Executive Officer and Chairman of the Company since July 1994, a director of the Company since August 1990, and has served as the President and Chief Financial Officer of the Company since February 1990. Mr. Brooks was Chief Operating Officer of the Company from February 1990 until July 1994. From August 1986 to February 1990, Mr. Brooks was general counsel to Systems. Mr. Brooks served as Regional Counsel Mid-Atlantic Region for the Interstate Commerce Commission from May 1979 to March 1983 and was a senior attorney for the United States Treasury Department from March 1974 to April 1979. Mr. Brooks received his Bachelor of Science Degree in Business Admini-stration in June 1970 from Temple University, and graduated from Temple Univer-sity School of Law in 1973.

 Ronald A. Feldman has been a director and Secretary-Treasurer of the Company since August 1990 and Chief Operating Officer since July 1994. He has also served as the Secretary and Treasurer of Systems from June 1990 and Vice Presi-dent of the Company since April 1992. From August 1986 through September 1989, he was the supervisor of Systems' manufacturing operations and supervised the Company's monitoring activities since March 1987. Mr. Feldman attended Temple University from 1980 to 1982.

 Robert M. Rubin has been a Director of the Company since October 1991. Between October, 1990 and January 1, 1994, Mr. Rubin served as the Chairman of the Board and Chief Executive Officer of American United Global, Inc., a publicly-traded company ("AUGI"); since January 1, 1994, he has only been Chairman of the Board of AUGI. AUGI, through its subsidiary National Stillman Corporation, is engaged in the manufacture of O-rings for industrial application and through its sub-sidiary Western Power & Equipment Corp. ("Western"), is a dealer of Case brand construction equipment. Mr. Rubin has been Chairman of the Board of Directors of Western since November 1992. Western became a publicly-traded company in June 1995. Mr. Rubin was the founder, President, Chief Executive Officer and a Director of Superior Care, Inc. (SCI) from its inception in 1976 until May 1986. Mr. Rubin continued as a director of SCI (now known as Olsten Corporation ("Olsten") until the latter part of 1987. Olsten, an American Stock Exchange listed company, is engaged in providing home care and institutional staffing and health care management systems. Mr. Rubin is a director, Vice Chairman and minority stockholder of American Complex Care, Inc. ("ACC"), a public company currently engaged in providing on-site health care services, including intra-dermal infusion therapies. ACC's two major operating units filed an assignment of assets for the benefit of its creditors. ACC cited a lack of financing, continued cash flow deficits, and pressure from creditors, as the reasons. Mr. Rubin is also a director, Chairman and minority stockholder of Universal Self Care, Inc., a public company engaged in the distribution of products to diabetics, and of Orthopedic Technology, Inc., a public company engaged in the design and manufacture of custom and off-the-shelf orthotic products primarily for the sports medicine market. Mr. Rubin is also a direc-tor of United Vision Group, Inc., a public company engaged in providing prepaid optical plans and the running of retail optical centers and of Analy-tical Nursing Management Corp., a home health care deliverer in Baton Rouge, Louisiana. Since June 1992, Mr. Rubin has been a Director of Diplomat Corpora-tion, a publicly-traded corporation engaged in the distribution of diapers and other products for juveniles. Since October 1992, Mr. Rubin has been president and a director of Trans Cap, Inc, a blind pool company. Mr. Rubin is also Chairman, Chief Executive Officer and a Director and a principal stockholder of ERD Waste Corp., a public company specializing in the management and disposal of municipal solid waste, industrial and commercial nonhazardous solid waste and hazardous waste. He is also a minority stockholder of STAT Health Care, Inc., a public company providing physician contract management services to associations that provide emergency room services to hospitals. Since December 1995, Mr. Rubin has been a director of Help at Home, Inc. ("HAHI"), a public company which provides housekeeping services to elderly and disabled persons within their homes.

 Mr. Rubin, together with several other entities and individuals, is a defendant in an action involving United Dental Program of America, Inc. ("UDP"), a pri-vately owned company in which Mr. Rubin is a minority stockholder. This action entitled, Loring v. United Dental Program of America, Inc., et al., was com-menced in August 1993 by Messrs. Albert Loring and Robert Rosenfeld and their affiliated companies as plaintiffs, and is pending in the United States District Court for the Eastern District of New York. The complaint alleges that Mr. Rubin and the other defendants engaged in the planning or facilitating of a public offering of shares of UDP and that through a reverse stock split of the UDP shares plaintiffs' shares improperly devalued, and the UDP issued shares for inadequate consideration to certain defendants and others. The allegations are founded in securities and common law fraud, allege violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), and other claims allegedly arising under Delaware and/or New York law. Plaintiffs' original complaint was dismissed in toto by order of the Court dated October 29, 1993, and by order entered September 21, 1994, defendants' motion to dismiss plaintiffs' amended complaint was granted to the extent that the securities fraud and RICO conspiracy claims were dismissed as to all defendants, together with the professional defendant RICO claims and all RICO claims as to certain defendants, including UDP. However, RICO counts against certain other individual defendants, including Mr. Rubin, were not dismissed, nor were any of the state law causes dismissed, so that no defendant has been dismissed from the action entirely. Reargument seeking dismissal of all claims as to all defendants has been timely sought. To date, the Court has not ruled on the defendants' motion. The Company has been advised by Mr. Rubin that in March 1993, Messrs. Loring and Rosenfeld were indicted by a grand jury convened by the United States Attorney for the Eastern District of New York on various counts of bank fraud and mail fraud. The Company has been advised further by Mr. Rubin that on or about December 1994, Messrs. Loring and Rosenfeld pleaded guilty to one count of bank fraud and one count of mail fraud, and that the mail fraud count related to certain of Messrs. Rosenfeld's and Loring's activities while principal officers and directors of UDP. Mr. Rubin has advised the Company that he expects to continue to contest vigorously plaintiffs' claims and that he believes that such claims are totally without merit.

 Sheldon Lieberbaum has been a Director of the Company since October 1991.
Mr. Lieberbaum is a co-founder, stockholder and officer of Lew Lieberbaum & Co., Inc. ("LLCO"). Mr. Lieberbaum has been in the brokerage business for more than 35 years and serves as a director for the following publicly traded companies:
Unapix Enterprises, a worldwide licensor of feature films and television pro-grams; Boston Pacific Medical, Inc., which is engaged in the manufacture and distribution of disposable medical products; All American Semi-Conductor, Inc., which is engaged in the manufacture of semi-conductors; and In Home Health, Inc., a home health care company. Mr. Lieberbaum has developed and participated in the implementation of corporate finance activities at a variety of New York and Florida based investment banking firms. He has served as the Underwriter's Director of Corporate Finance and Syndicate Manager from April 1990 to the present and served in similar capacities with Global Capital Securities, Inc. from 1988 to 1990, Schweitzer & Co. from 1986 to 1988 and RLR Securities from 1984 to 1986. In addition, Mr. Lieberbaum was an officer of Lieberbaum & Company from 1960 to 1971 and was employed by Dreyfus and Company from 1957 to 1960. Since December 1995, Mr. Lieberbaum has been a director of HAHI.

 The National Association of Securities Dealers ("NASD") recently alleged that the Representative and others, including Mr. Lieberbaum, in 1991 engaged in market manipulation, inaccurately maintained books and records and failed to adequately supervise the activities of its personnel in connection with the trading for the Representative's account of warrants which were part of a public offering of units of convertible preferred stock and warrants of a company for which the Representative had acted in 1991 as managing underwriter. In order to resolve this matter expeditiously and without admitting or denying these allegations, in January 1995 Mr. Lieberbaum and others voluntarily entered into a Letter of Acceptance, Waiver and Consent with the NASD pursuant to which Mr. Lieberbaum was censured and fined by the NASD, agreed to pay with the Representative and others restitution to customers and was suspended from associating with any NASD member for a one month period.

 Jeffrey S. Budin, has been a Director of the Company since February 1994.
Mr. Budin, a licensed Pennsylvania pharmacist, has been employed in the pharma-ceutical industry since 1980 in various capacities. His employer since February 1984 has been the Abington Pharmacy Group, Abington, PA. His responsibilities include store management and the purchasing of prescription drugs and home health care equipment. He is a member of the Pennsylvania Pharmaceutical Association and the Montgomery County Pharmaceutical Association. Mr. Budin received his Bachelor of Science Degree in Pharmacy in May 1980 from the Philadelphia College of Pharmacy and Science.

 Stuart Levin has been a Director of the Company since February 1994. Mr. Levin has been employed by the Company as its Director of Operations since October 1991 and Director of the Company's institutional division, since April 1994. Prior to October 1991, Mr. Levin held management positions with Tandy Corpora-tion, and was the President of W.A.S., Inc., a food distribution company.
Mr. Levin attended Temple University from 1978-1980.

 Todd E. Herman has been a Director of the Company since February 1995. Mr. Herman has been President of USS, or its predecessor, since 1984. Mr. Herman was also Vice President of Investech Properties, Inc., a private investment and development firm, from 1984 through 1990. Mr. Herman received his Bachelor of Science degree in Business Administration from Washington University of
St. Louis, Missouri in 1975 and graduated from Seton Hall School of Law in 1982. Mr. Herman is a Certified Public Accountant.

 The Company maintains an Audit Committee consisting of Messrs. Brooks, Rubin and Lieberbaum; an Incentive Stock Option Plan Committee consisting of Messrs. Rubin, Lieberbaum and Brooks; and a Compensation Committee consisting of Messrs. Rubin, Lieberbaum and Brooks.

Item 10.     Executive Compensation
-------
                                              Securities
                                              Underlying
Name and Principal                              Options       All Other
Principal Position     Year       Salary         SARS       Compensation
------------------     ----       ------      ----------    ------------
Richard M. Brooks      1996      $217,980          -              -
President and          1995       175,003          -              -
Chief Executive and    1994       140,010          -              -
Financial Officer

Ronald A. Feldman      1996      $135,654          -              -
Chief Operating        1995       106,495          -              -
Officer, Vice Presi-   1994       100,022          -              -
dent, Secretary and
Treasurer


   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
   OPTION/SAR VALUES

                                                Number of
                                                Securities     Value of
                                                Underlying     Unexercised
                                                Unexercised    in-the-Money
                                                Options/SARs   Options/SARs
                  Shares                        at FY-End      at FY-End
                  Acquired on    Value          Exercisable/   Exercisable/
Name              Exercise (#)   Realized($)    Unexercisable  Unexercisable
----              ------------   -----------    -------------  -------------
Richard Brooks         25,000        $65,625        708,333/0   $4,205,727/0
President, Chief
Executive and
Financial Officer

Ronald A. Feldman      25,000        $65,625        260,067/0   $1,544,148/0
Chief Operating
Officer, Vice
President, Secretary
and Treasurer

Employment and Consulting Agreements

 Mr. Brooks and Mr. Feldman each entered into five-year employment agreements with the Company, effective as of October 23, 1992, as amended to expire on June 30, 2000 to act as President, Chief Financial and Chief Operating Officer, as amended to include Chief Executive Officer; and Vice President, Secretary-Treasurer, as amended to include Chief Operating Officer, respectively which provide for initial annual base salaries of $225,000 and $140,000, respectively. Messrs. Brooks and Feldman also receive life insurance, disability, hospital-ization, major medical, vacation and other employee benefits, reimbursement of reasonable business expenses incurred on behalf of the Company, and use of Company-owned vehicles. The Company maintains and is the beneficiary of a key person life insurance policy in the amount of $3,000,000 and $1,000,000 on the life of Mr. Brooks and Mr. Feldman, respectively.

 In addition to cash compensation and other benefits, under amendments to their employment agreements executed in August 1992, Messrs. Brooks and Feldman re-ceived options to purchase 133,333 and 85,067 shares of Common Stock, respec-tively, at a price equal to $.375. These options are exercisable until November 14, 2004. Messrs. Brooks and Feldman also received options to purchase 600,000 and 200,000 shares of Common Stock, respectively, awarded under the Company's Non-Qualified Stock Option plan. In November 1995 the exercisable price on Messrs. Brooks's and Feldman's options were reduced to the prevailing market price of $.25 prior to the one-for-ten reverse stock split (See Note 10 of Notes to Consolidated Financial Statements). During February 1996, Messrs. Brooks and Feldman both exercised 25,000 options to purchase common stock.

 Robert M. Rubin, a director of the Company, has performed consulting services for the Company in the past. In connection therewith, in January 1992, the Company granted options to purchase 58,929 shares of the Company's Common Stock to Mr. Rubin exercisable at a price of $3.50 until January 1997. Mr. Rubin subsequently transferred these options and disclaims beneficial ownership thereof. Of such options, options to purchase 6,250 shares of Common Stock were canceled in August 1992. In February 1993, Mr. Rubin was issued a warrant to purchase 50,000 shares of Common Stock at $5.00 per share, in consideration of services to the Company. The exercise price of such warrant was subsequent-ly reduced to $.008 per share and the warrant was exercised. In September 1994, Mr. Rubin was granted 150,000 options to purchase Common Stock at the prevail-ing market price of $.8125, which are exercisable for a period of ten years. In February 1995, the exercise price of the 150,000 options to purchase common stock were reduced to the prevailing market price of $.375. Additionally, in February 1995, Mr. Rubin was granted 150,000 options to purchase common stock at a price of $.375 per share, which are exercisable for a period of ten years. In November 1995 the exercise price on Mr. Rubin's options were reduced to the prevailing market price of $.25 prior to the one-for-ten reverse stock split (See Note 10 of Notes to Consolidated Financial Statements). On October 1, 1994, Mr. Rubin entered into a consulting agreement with the Company pursuant to which he is paid an annual consulting fee of $60,000, for a period of two years. The Agreement was terminated on April 30, 1996. See "Management" and "Principal Stockholders."

Incentive Stock Option Plan

 In March 1992, the Company's Board of Directors and stockholders adopted and approved an Incentive Stock Option Plan ("ISO Plan"). The ISO Plan provides for the grant to key employees of the Company of stock options intended to qualify as "incentive stock options" under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). A total of 400,000 shares of Common Stock have been reserved for issuance under the ISO Plan of which 30,500 shares were granted in October 1992, 37,000 were granted in February 1994, 35,000 were granted in April 1994, 13,000 were granted in Decem-ber 1994, and 62,750 were granted in December 1995. The ISO Plan is admini-stered by a committee of the Board of Directors which, among other things, has the sole discretion to select optionees and determine the number of shares covered by each option, its exercise price and certain of its other terms. The exercise price of options granted under the ISO Plan may not be less than the fair market value of the Company's Common Stock on the date of grant, and not less than 110% of such fair market value in the case of participants owning more than 10% of the Company's Common Stock. Options expire no later than ten years after they are granted (5 years after grant in the case of participants owning more than 10% of the Company's Common Stock). The number of shares for which the optionee may exercise an option in any calendar year is limited to option shares with an aggregate fair market value, determined at the time the option is granted, which does not exceed $100,000. The $100,000 limit for any calendar year is subject to further reduction by the fair market value of any stock (determined at the time of option grant) for which the employee was granted an option under any Company plan during such calendar year. Options terminate three months after the optionee ceases to be employed by the Company unless the optionee's employment is terminated by reason of disability, in which case, the options shall expire following one year after such employment termination. The committee has the right to accelerate the expiration date in certain events. Options granted under the ISO Plan are not transferable, except by will or the law of descent and distribution.

Non-Qualified Stock Options

 In August 1990, the Company's Board of Directors approved a Nonqualified Stock Option Plan (the "NQO Plan") pursuant to which the Company may grant stock options to directors, officers, key employees and consultants. A total of 372,733 shares of Common Stock are presently outstanding and exercisable from $2.50 to $35.00, expiring in November 2004 through July 2005. Options shall terminate six months after the optionee ceases to be employed by the Company or any subsidiary, regardless of the cause for termination.

 In connection with the acquisition of USS, the Company also issued an aggre-gate of 600,000 options to two former stockholders of USS who became employees of the Company. Such options were exercisable at $.375 per share until March 2000. In November 1995 the exercise price was reduced to $.25, the prevailing market price and expire on November 14, 2004. In November 1995, the Board of Directors and Stockholders authorized and approved a one-for-ten reverse stock split, which increased the exercise price from $.25 to $2.50.

 The compensation of the Company's executive officers during the fiscal year ended June 30, 1996 was determined by the Board of Directors at the time of the Company's public offering in October 1992, as amended. Such determination was based upon the Board's assessment of each executive's performance to date.

Item 11.     Security Ownership of Certain Beneficial Owners and Management
-------
The following table sets forth, as of June 30, 1996, the record and beneficial ownership of Common Stock of the Company by each officer and director, all officers and directors as a group, and each person known to the Company to own beneficially or of record five percent or more of the outstanding shares of the Company:

                              Number of             Percentage
                            Shares Owned            of Shares
Name and Address*          Beneficially (1)         Outstanding
-----------------          ----------------         -----------
Richard M. Brooks (2)          710,315                 13.1%

Ronald A. Feldman (3)          262,067                  4.8%

Robert M. Rubin (4)            533,082                  9.8%
9450 Aegean Drive
Boca Raton, Fl 33496

Sheldon Lieberbaum (5)           -0-                     -
600 Old Country Road
Suite 518
Garden City, NY 11530

Stuart Levin                     -0-                     -

Jeffrey Budin                    -0-                     -

Todd E. Herman (6)             328,161                  6.1%

Officers and directors
as a group (seven persons)
(2)(3)(4)(6)                 1,833,625                 33.8%

* Unless otherwise specified, the address of each named person is c/o Response USA, Inc., 11-H Princess Road, Lawrenceville, New Jersey.

(1) Shares of Common Stock which are not outstanding but which a person has the right to acquire within sixty days pursuant to outstanding options are deemed outstanding for the purpose of computing such person's ownership of Common Stock and percentage of outstanding Common Stock owned by such per-son, but are not deemed to be outstanding for the purpose of computing num-ber of shares or the percentage of Common Stock owned by any other person.

(2) Includes 708,333 shares issuable upon exercise of currently exercisable options. See "Management -- Employment and Consulting Agreements."

(3) Includes 260,067 shares issuable upon exercise of currently exercisable options. See "Management -- Employment and Consulting Agreements."

(4) Mr. Rubin's wife and children own 5,893 shares of Common Stock, as to which Mr. Rubin disclaims beneficial ownership. Includes 300,000 shares issuable upon exercise of currently exercisable options.

(5) Sheldon Lieberbaum is an officer, director and principal stockholder of LLCO and may be deemed to indirectly own a portion of the underwriter's warrants and the securities issuable thereunder owned by LLCO.

(6) Of which 300,000 shares are issuable upon exercise of currently exercisable options.

Item 12.     Certain Relationships and Related Transactions
-------

USS

 On March 4, 1994, the Company through its wholly-owned subsidiary, USS, com-pleted the acquisition of substantially all of the assets of United Video Associates Inc., a Pennsylvania corporation ("UVA"), and National Security Finance Limited Partnership II, a limited partnership organized under the laws of New Jersey ("NSF")(the "Acquisition"). UVA and NSF were engaged in the installation, servicing and monitoring of commercial and residential electronic security systems. In consideration of the Acquisition, the Company paid UVA and NSF an aggregate of $1,747,576. In addition, the Company issued an aggre-gate of 43,569 shares of its common stock to the shareholders and partners of USS and NSF, respectively. Under the terms of this Agreement, in March, 1995 and June, 1995 the Company issued an additional 120,000 shares of its common stock to the stockholders and partners of USS and NSF valued at $477,137. The Company also entered into five-year employment agreements with two principals of USS to provide management services to USS.

 On November 1, 1994, the Company completed the acquisition of all of the out-standing capital stock of Universal Security Systems, Inc., a New Jersey Cor-poration ("USS"), owned by two officers of USS who are principals of UVA and NSF, and one other stockholder, in exchange for 75,770 shares of the Company's Common Stock to the former stockholders of USS. USS is engaged in the installation, servicing and monitoring of electronic security systems. The Company also entered into an employment agreement with one of the former stock-holders.

Other Transactions
------------------
 On October 1, 1994, Mr. Rubin entered into a consulting agreement with the Company pursuant to which he is paid an annual consulting fee of $60,000, for a period of two years. The agreement was terminated on April 30, 1996.

 The Company believes that each of the foregoing transactions were on terms at least as favorable to the Company as those which would have been available from an unrelated third party in an arm's length transaction.



                                   PART IV

Item 13.     Exhibits and Reports on Form 8-K
-------
     (a)     Exhibits (numbered in accordance with Item 601 of Regulation S-B).

Exhibit
Numbers      Description
-------      -----------
 2(a)    -   Agreement and Plan of Reorganization dated August 9, 1990, by and among the Company (Corsica Capital Corp.), Management of Corsica
             Capital Corp. and Lifecall Systems, Inc.
 2(c)    -   Plan and Agreement of Merger dated March 18, 1992 by and between
             Response USA, Inc. (Delaware) and Lifecall America, Inc.
 2(d)    -   Delaware Certificate of Ownership and Merger Merging Response USA,
             Inc., a Nevada Corporation with and into its wholly-owned sub-
             sidiary Response USA, Inc., a Delaware corporation
 2(e)    -   Nevada Articles of Merger of Response USA, Inc. (Formerly Lifecall
             America, Inc.), a Nevada corporation, into Response USA, Inc., a
             Delaware corporation
 3(a)    -   Certificate of Incorporation of the Company
 3(b)    -   Bylaws of the Company
 4(a)    -   Form of Common Stock Certificate
 4(b)    -   Form of Class A Warrant Certificate
 4(c)    -   Form of Class B Warrant Certificate
 4(e)    -   Form of Warrant Agreement
10(a)    -   Lifecall Systems, Inc. Third Amended Plan of Reorganization with
             Order Affirming Third Amended Plan of Reorganization dated
             January 9, 1990
10(s)    -   Employment Agreement dated August 28, 1992, by and between the
             Company and Richard R. Brooks, and Addendum thereto dated
             October 1, 1992.
10(t)    -   Employment Agreement dated August 28, 1992, by and between the
             Company and Ronald A. Feldman, and Addendum thereto dated
             October 1, 1992
10(w)    -   Incentive Stock Option Plan of the Company adopted by the Company's
             Board on March 18, 1992, and approved by the Company's stockholders on March 1992
10(x)    -   Restricted Stock Option Plan of the Company adopted August 20,
             1990, as amended August 30, 1991, January 2, 1992 and March 18,
             1992

11       -   Calculation of Earnings (Loss) Per Share
21       -   Subsidiaries of the Company

     (b) Reports on Form 8-K - The Registrant filed the following Reports on Form 8-K during the last quarter of the fiscal year:

             Amendment No. 2 to Form 8-K May 14, 1996
             Amendment No. 1 to Form 8-K May 29, 1996
             Amendment No. 3 to Form 8-K May 30, 1996
             Form 8-K June 19, 1996

             The Registrant since the last quarter filed Amendment No. 1 to Form 8-K August 16, 1996

                     RESPONSE USA, INC. AND SUBSIDIARIES
                     -----------------------------------
                             FINANCIAL STATEMENTS
                             --------------------
                                 JUNE 30, 1996
                                 -------------





                                                            PAGE
                                                            ----

INDEPENDENT AUDITOR'S REPORT                                F-2

CONSOLIDATED FINANCIAL STATEMENTS

    Balance sheet as of June 30, 1996                       F-3-4

    Statements of operations for the years
     ended June 30, 1995 and 1996                           F-5

    Statements of stockholders' equity for
     the years ended June 30, 1995 and 1996                 F-6-7

    Statement of cash flows for the years
     ended June 30, 1995 and 1996                           F-8-10

    Notes to financial statements                           F-11-30

Stockholders and Directors
Response USA, Inc. and Subsidiaries
Lawrenceville, New Jersey


                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------

  We have audited the accompanying consolidated balance sheet of RESPONSE USA, INC. AND SUBSIDIARIES as of June 30, 1996, and the related consolidated state-ments of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 1996. These consolidated financial state-ments are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstate-ment. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Response USA, Inc. and Subsidiaries as of June 30, 1996, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.




                                                /s/Fishbein & Company, P.C.
                                                   -----------------------
                                                   FISHBEIN & COMPANY, P.C.


Elkins Park, Pennsylvania
August 22, 1996


                      RESPONSE USA, INC. AND SUBSIDIARIES
                      -----------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                     ASSETS
                                     ------


                                                          June 30, 1996
                                                    ------------------------
                                                     Actual       pro forma
                                                    ----------  ------------
                                                                (See Note 16)
CURRENT ASSETS
  Cash                                             $ 1,926,766   $ 3,773,673
  Marketable securities                                100,000       100,000
  Accounts receivable - Current portion
    Trade - Net of allowance for doubtful accounts
     of $327,072                                     1,360,321     1,360,321
    Net investment in sales-type leases                125,385       125,385
  Preferred stock subscription receivable            6,525,000
  Current portion of note receivable                   101,590       101,590
  Inventory                                            652,551       652,551
  Prepaid expenses and other current assets            118,689       118,689
                                                    ----------     ---------
     Total current assets                           10,910,302     6,232,209
                                                    ----------     ---------


MONITORING CONTRACT COSTS - Net of accumulated
 amortization of $2,838,374                         16,950,387    16,950,387
                                                    ----------    ----------


PROPERTY AND EQUIPMENT - Net of accumulated
 depreciation and amortization of $1,862,915         1,261,007     1,261,007
                                                    ----------    ----------


OTHER ASSETS
  Accounts receivable - Noncurrent portion
    Trade                                               20,537        20,537
    Net investment in sales-type leases                323,817       323,817
  Note receivable - Net of current portion               8,884         8,884
  Deposits                                              48,008        48,008
  Deferred financing costs - Net of accumulated
   amortization of $111,945 - actual and
   $9,059 - pro forma                                3,411,803     3,277,972
                                                    ----------    ----------
                                                     3,813,049     3,679,218
                                                    ----------    ----------

                                                   $32,934,745   $28,122,821
                                                    ==========    ==========

                See notes to consolidated financial statements.

                      RESPONSE USA, INC. AND SUBSIDIARIES
                      -----------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                  (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                          June 30, 1996
                                                    -------------------------
                                                     Actual        pro forma
                                                    --------      -----------
                                                                 (See Note 16)
CURRENT LIABILITIES
  Current portion of long-term debt
    Notes payable                                $   194,914      $   194,914
    Capitalized lease obligations                     51,064           51,064
  Accounts payable - Trade                           424,921          424,921
  Purchase holdbacks - Current portion               636,493          636,493
  Accrued expenses and other current liabilities   2,033,701        1,344,153
  Deferred revenue - Current portion               1,568,059        1,568,059
                                                   ---------        ---------
    Total current liabilities                      4,909,152        4,219,604
                                                   ---------        ---------

LONG-TERM LIABILITIES - Net of current portion
  Long-term debt
    Notes payable                                 12,374,607       10,801,939
    Capitalized lease obligations                     31,189           31,189
  Purchase holdbacks                                  10,483           10,483
  Deferred revenue                                    23,044           23,044
  Put obligation payable                           2,580,338        2,580,338
                                                  ----------       ----------
                                                  15,019,661       13,446,993
                                                  ----------       ----------

COMMITMENTS AND CONTINGENCIES (Note 14)


STOCKHOLDERS' EQUITY
  Preferred stock - Par value $1,000
   Authorized 250,000 shares
    Issued and outstanding 7,500 shares            7,500,000        7,500,000
  Common stock - Par value $.008
   Authorized 12,500,000 shares
    Issued and outstanding 3,854,944 shares           30,840           30,840
  Additional paid-in capital                      19,056,240       19,056,240
  Unrealized holding losses on available-for-
   sale securities                              (    193,343)    (    193,343)
  Accumulated deficit                           ( 13,387,805)    ( 15,937,513)
                                                 ------------     ------------
                                                  13,005,932       10,456,224
                                                 ------------     ------------

                                                 $32,934,745      $28,122,821
                                                 ===========      ===========

                See notes to consolidated financial statements.

                      RESPONSE USA, INC. AND SUBSIDIARIES
                      -----------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------



                                                   Year Ended June 30,
                                                -------------------------
                                                    1995          1996
                                                -----------    ----------
OPERATING REVENUES
  Product sales                                 $ 4,520,062   $ 2,352,449
  Service                                         3,537,522     6,744,975
  Finance and rentals                             1,274,952     1,770,272
                                                 ----------    ----------
                                                  9,332,536    10,867,696
                                                 ----------    ----------
COST OF REVENUES
  Product sales                                   2,635,674     1,718,689
  Service and rentals                             1,125,123     1,779,490
                                                 ----------    ----------
                                                  3,760,797     3,498,179
                                                 ----------    ----------

GROSS PROFIT                                      5,571,739     7,369,517
                                                 ----------    ----------

OPERATING EXPENSES
  Selling, general and administrative             6,327,622     6,416,486
  Depreciation and amortization                   1,302,208     2,200,894
  Interest                                        1,220,618     3,185,603
  Litigation settlement                             240,000
  Recovery of termination benefits cost        (    392,699)
  Recovery of restructuring charges            (     52,920)
                                                 ----------    ----------
                                                  8,644,829    11,802,983
                                                 ----------    ----------

LOSS FROM OPERATIONS                           (  3,073,090) (  4,433,466)


INTEREST INCOME                                      42,260        21,568
                                                 ----------    ----------

NET LOSS                                       ($ 3,030,830) ($ 4,411,898)
                                                 ==========    ==========


LOSS PER COMMON SHARE                          ($      5.02)  ($     2.87)
                                                 ==========     =========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                          603,190     1,536,537
                                                 ==========     =========

                See notes to consolidated financial statements.

                      RESPONSE USA, INC. AND SUBSIDIARIES
                      -----------------------------------
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------
                       YEARS ENDED JUNE 30, 1995 AND 1996
                       ----------------------------------




                                                         Preferred Stock
                                                     -----------------------
                                                       Number
                                                     of Shares      Amount
                                                     ----------    ---------
Balance - July 1, 1994                                            $

Issuance of warrants

Conversion of convertible subordinated promissory notes - Net of related costs of $318,848

Acquisitions

Unrealized holding losses on available-
 for-sale securities

Net loss
                                                     ---------     ---------
Balance - June 30, 1995

Exercise of stock options and warrants

Conversion of convertible subordinated promissory notes - Net of related costs of $383,088

Acquisitions

Issuance of common stock for consulting services

Issuance of common stock as payment of notes payable

Sale of preferred stock                                 7,500      7,500,000

Unrealized holding losses on available-
 for-sale securities

Net loss
                                                    ---------     ---------
Balance - June 30, 1996                                 7,500    $7,500,000
                                                    =========     =========

               See notes to consolidated financial statements.

                      RESPONSE USA, INC. AND SUBSIDIARIES
                      -----------------------------------
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------
                       YEARS ENDED JUNE 30, 1995 AND 1996
                       ----------------------------------


                                    Unrealized
                                      Holding
     Common Stock                    Losses on
  -----------------    Additional    Available-
   Number                Paid-In      For-Sale     Accumulated
  of Shares   Amount     Capital     Securities      Deficit        Total
  ---------   ------   -----------   ----------    -----------   -----------
    338,000  $ 2,704   $ 7,895,487  $             ($ 5,945,077)  $ 1,953,114

                             2,920                                     2,920


   196,250     1,570     2,117,082                                 2,118,652

   264,270     2,114     1,422,869                                 1,424,983


                                   (    68,343)                  (    68,343)

                                                  (  3,030,830)  ( 3,030,830)
  --------    ------    ----------    --------      ----------    ----------
   798,520     6,388    11,438,358 (    68,343)   (  8,975,907)    2,400,496

 1,455,300    11,643     4,421,100                                 4,432,743


 1,116,986     8,936     2,842,976                                 2,851,912

   309,043     2,472       818,086                                   820,558

     2,000        16         8,109                                     8,125

   173,095     1,385       665,736                                   667,121

                      (  1,138,125)                                6,361,875


                                   (   125,000)                 (    125,000)

                                                 (  4,411,898)  (  4,411,898)
 ---------  --------    ----------   ---------     ----------     ----------
 3,854,944 $  30,840   $19,056,240 ($  193,343)  ($13,387,805)   $13,005,932
 =========  ========    ==========   =========     ==========     ==========


                 See notes to consolidated financial statements.

                      RESPONSE USA, INC. AND SUBSIDIARIES
                      -----------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                          Increase (Decrease) in Cash



                                                      Year Ended June 30,
                                                   ------------------------
                                                      1995          1996
                                                   ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                       ($ 3,030,830) ($ 4,411,898)
  Adjustments to reconcile net loss to net cash
   used in operating activities
    Amortization of monitoring contract costs         959,574     1,765,744
    Depreciation and amortization of property
     and equipment                                    342,634       435,150
    Gain on sale of monitoring contracts                       (     91,663)
    Loss on sale of property and equipment             13,177        39,851
    Amortization of deferred financing costs
     and debt discount                                 87,594        85,324
    Interest accrued and added to long-term
     notes payable                                     14,804
    Issuance of common stock for interest on
     note payable                                                    11,849
    Issuance of common stock for consulting fees                      8,125
    Restructuring charges                             140,691
    (Increase) decrease in accounts receivable
      Trade                                      (    242,921) (    423,709)
      Net investment in sales-type leases        (     96,354)       31,344
    Decrease in income tax refunds receivable         109,000
    (Increase) decrease in notes receivable
      Related party                              (     50,000)       50,000
      Other                                            86,798        92,879
    (Increase) decrease in inventory                  180,351  (        171)
    (Increase) decrease in prepaid expenses
     and other current assets                          57,375  (     13,203)
    (Increase) decrease in deposits              (      2,270)        9,014
    Decrease in accounts payable - Trade         (     30,033) (     78,479)
    Decrease in termination benefits obligation  (    409,673)
    Increase (decrease) in purchase holdbacks         937,603  (    491,849)
    Increase (decrease) in accrued expenses
     and other current liabilities               (     96,024)      196,940
    Increase in deferred revenue                      676,264       302,488
                                                    ---------     ---------
     Net cash used in operating activities       (    352,240) (  2,482,264)
                                                    ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease in cash held in escrow                     582,220
  Proceeds from sale of monitoring contracts                        298,938
  Purchase of monitoring contracts               (  6,998,922) (  5,718,491)
  Proceeds from sale of property and equipment         21,537        11,422
  Purchase of property and equipment             (    462,210) (    459,898)
                                                    ---------     ---------
     Net cash used in investing activities       (  6,857,375) (  5,868,029)
                                                    ---------     ---------


              See notes to consolidated financial statements.

                      RESPONSE USA, INC. AND SUBSIDIARIES
                      -----------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                         Increase (Decrease) in Cash
                                 (Continued)


                                                     Year Ended June 30,
                                                 --------------------------
                                                     1995           1996
                                                 ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Deferred financing costs incurred              (    163,550) (    952,537)
  Convertible subordinated promissory notes
   issued in connection with private placements       912,500     1,960,000
  Proceeds of long-term notes payable               7,523,320     6,963,891
  Principal payments on long-term debt
    Notes payable                                (  1,168,081) (  2,244,495)
    Capitalized lease obligations                (     30,772) (     41,988)
  Net proceeds from the exercise of stock
   options and warrants                                           4,432,743
                                                    ---------    ----------
     Net cash provided by financing activities      7,073,417    10,117,614
                                                    ---------    ----------

NET INCREASE (DECREASE) IN CASH                  (    136,198)    1,767,321


CASH - BEGINNING                                      295,643       159,445
                                                    ---------     ---------

CASH - ENDING                                     $   159,445    $1,926,766
                                                    =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for interest          $ 1,104,653   $ 3,012,698
  Cash paid (received) during the year for
   income taxes - Net                            (    109,000)        -


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
  During the years ended June 30, 1995 and 1996, long-term notes payable of $62,704 and, $63,933, respectively, were incurred for the purchase of proper-ty and equipment.

  During the years ended June 30, 1995 and 1996, capitalized lease obligations of $59,947 and $43,933, respectively, were incurred for the acquisition of property and equipment.

  During the years ended June 30, 1995 and 1996, convertible subordinated promissory notes of $2,437,500 and $3,235,000, respectively, were converted to common stock.

  During the years ended June 30, 1995 and 1996, the Company issued 264,270 and 309,043 shares of its common stock, valued at $1,424,983 and $820,558, re-spectively, in connection with acquisitions (see Note 2). These amounts include 15,000 shares valued at $70,311 issued as payment of deferred financ-ing costs and 13,966 shares valued at $67,781 issued as payment of purchase holdbacks during the year ended June 30, 1996.

  During the year ended June 30, 1995, a long-term note payable of $150,000 was incurred in connection with the purchase of monitoring contracts (see Note 2).

  During the year ended June 30, 1996, the Company issued 173,095 shares of its common stock, valued at $667,121, as payment on notes payable.


                See notes to consolidated financial statements.

                     RESPONSE USA, INC. AND SUBSIDIARIES
                     -----------------------------------
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------
                         Increase (Decrease) in Cash
                                 (Continued)



  During the year ended June 30, 1996, the Company reduced monitoring contract costs and the corresponding purchase holdbacks in the amount of $838,174.

  During the year ended June 30, 1996, the Company increased monitoring contract costs and the corresponding transition costs liability (included in accrued expenses and other current liabilities) in the amount of $525,647.

  During the year ended June 30, 1996, the Company reduced deferred financing costs and additional paid-in capital in the amount of $379,961 (see Note 10).

  During the year ended June 30, 1996, the Company recorded a preferred stock subscription receivable of $6,525,000; for preferred stock subscribed with a par value of $7,500,000, net of the related placement fees of $1,138,125 (of which $975,000 was paid from the proceeds at closing, and $163,125 was included in accrued expenses and paid subsequently) recorded as a reduction of additional paid-in capital (see Note 9).

  During the year ended June 30, 1996, the Company recorded a put obligation payable of $2,580,338 in connection with the line of credit agreement (see
  Note 7) with a corresponding charge to deferred financing costs.


                  See notes to consolidated financial statements.

                     RESPONSE USA, INC. AND SUBSIDIARIES
                     -----------------------------------
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation
 ---------------------------
 The accompanying consolidated financial statements include the accounts of Response USA, Inc. (Response), its wholly-owned subsidiaries Response Ability Systems, Inc. (Systems), United Security Systems, Inc. (USS) (formerly United Video Security, Inc.), and Emergency Response Systems, Inc. (ERS) (the "Com-pany"). All significant intercompany transactions and balances have been eliminated.

 Nature of Business and Revenue Recognition
 ------------------------------------------
 USS's operations consist principally of the sale, installation, monitoring and maintenance services for security and fire alarm systems installed in residen-tial and commercial properties in the Middle Atlantic States. Systems and ERS sell, monitor and service personal emergency response systems. Revenues from personal emergency response system sales are recognized upon shipment. Revenues under contracts for monitoring and service are deferred and recognized ratably over the contract period. Revenues from the sale of security and fire alarm systems are recognized when installed.

 The Company leases equipment to customers principally under sales-type leases. The lease payments to be received over the term of the leases are recorded as receivables at the inception of the lease. Interest income attributable to the lease contracts is initially recorded as unearned income and subsequently recog-nized as finance revenue using the interest method over the term of the leases. The lease contracts are generally for five-year terms and the residual value of the leased equipment is nominal at the end of the lease period.

 The Company also leases certain equipment to customers under month-to-month operating leases, with revenues recognized as income ratably over the lease terms.

 The Company sells extended warranty and product maintenance contracts to its customers. Revenues from these contracts are deferred and recorded as income using the straight-line method over the term of the contracts. The Company also provides for estimated future warranty costs as necessary.

 Use of Estimates
 ----------------
 The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                   RESPONSE USA, INC. AND SUBSIDIARIES
                   -----------------------------------
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 Concentration of Credit Risk
 ----------------------------
 The Company places its temporary cash investments with high-credit quality financial institutions. Such investments are in excess of the FDIC insurance limit of $100,000, and primarily consist of short-term repurchase agreements backed by obligations of the U.S. government.

 The Company's products are sold directly and through distributors in the United States to hospitals, home health care agencies and individual consumers. The Company performs ongoing credit evaluations of its customers and, in the case of sales-type leases, the leased equipment serves as collateral in the transac-tions. The Company maintains reserves for potential credit losses.

 Marketable Securities
 ---------------------
 The Company's investments in marketable securities have been categorized as available-for-sale and are stated at fair value. Realized gains and losses, determined using the specific identification method, are included in operations; unrealized holding gains and losses are reported as a separate component of stockholders' equity.

 Marketable securities consist of common stock. At June 30, 1996, the cost of these securities was $293,343, and gross unrealized losses were $193,343.

 Allowance for Doubtful Accounts
 -------------------------------
 An allowance for doubtful accounts is provided by the Company based on histor-ical collection experience and a review of the current status of existing receivables.

 Inventory
 ---------
 Inventory is stated at the lower of cost (first-in, first-out method) or market.

 Monitoring Contract Costs and Amortization
 ------------------------------------------
 Monitoring contracts acquired are stated at cost. The cost of acquired monitor-ing contracts includes the cost of accounts purchased and any contractual rights to related monitoring revenues purchased from alarm system dealers and emergen-cy response system dealers, and the estimated fair value of the accounts ac-quired in business acquisitions, including an accrual for estimated acquisition transition costs. The estimated transition costs include costs associated with transferring the customers to the Company's central monitoring station, notifi-cation of change in service provider, and service calls to customer premises. Costs related to sales, marketing and installation of systems for accounts internally generated are charged to expense as incurred.

                    RESPONSE USA, INC. AND SUBSIDIARIES
                    -----------------------------------
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 Monitoring Contract Costs and Amortization (Continued)
 ------------------------------------------------------
 The cost of acquired monitoring contracts purchased from emergency response system dealers and alarm system dealers are amortized using the straight-line method over the seven-year and ten-year estimated lives, respectively, of the related revenue stream for each pool of acquired accounts. It is the Company's policy to periodically review actual account attrition and, if necessary, to adjust downward the remaining estimated lives of acquired account pools to reflect their anticipated future revenue streams.

 Property and Equipment and Depreciation and Amortization
 --------------------------------------------------------
 Property and equipment are stated at cost. Expenditures for additions, renewals and betterments are capitalized; expenditures for maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation or amortization are eliminated from the accounts and any resulting gain or loss is credited or charged to operations. Depreciation and amortization are provided using the straight-line and declin-ing balance methods over the estimated useful lives of the assets.

 Deferred Financing Costs and Amortization
 -----------------------------------------
 Costs incurred in connection with various financings have been deferred; amortization is provided using the interest method over the terms of the financings, and is included in interest expense.

 New Accounting Pronouncements
 -----------------------------
 In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) #121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Company does not anticipate that the adoption of SFAS No. 121 will have a material effect on the Company's operating results.

 In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which will be adopted by the Company in the year ending June 30, 1997, as required by this statement. The Company has elected to continue to measure such compensation expense using the method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123. When adopted, SFAS No. 123 will not have any effect on the Company's financial position or results of operations but will require the Company to provide expanded disclosure regarding its stock-based employee compensation plans.

                      RESPONSE USA, INC. AND SUBSIDIARIES
                      -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 Income Taxes

 The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Also, the tax benefits resulting from the utilization of net operating loss carryforwards are recorded as ordinary income. A valua-tion allowance is established for deferred tax assets not expected to be re-alized.

 Principal differences between the Company's financial reporting and tax bases include accounts receivable reserves, inventory reserves, depreciation and amor-tization of property and equipment, amortization of capitalized costs, and deferred revenue.

 Loss Per Common Share
 ---------------------
 Loss per common share is based solely on the weighted average number of common shares outstanding, because the effect of common stock equivalents and other securities is antidilutive.

                    RESPONSE USA, INC. AND SUBSIDIARIES
                    -----------------------------------
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------

2.    ACQUISITIONS

 Under the terms of an agreement in connection with an acquisition in March, 1994, during the year ended June 30, 1995, the Company issued an additional 120,000 shares of its common stock valued at $477,137 based on performance.

 In November, 1994, the Company acquired all of the outstanding common stock of Universal Security Systems, Inc. (USSI), a New Jersey corporation, in exchange for 75,770 shares of the Company's common stock, valued at $576,641, issued to the former stockholders of USSI. USSI was engaged in the installation, ser-vicing and monitoring of electronic security systems. The Company also entered into an employment agreement with one of the former stockholders of USSI (see
Note 14).

 The following represents the assets purchased and the liabilities assumed:

      Assets
       Cash                                            $      457
       Accounts receivable                                 57,560
       Inventory                                           50,665
       Prepaid expenses                                     8,484
       Property and equipment                              50,454
       Monitoring contracts                               995,643
       Deposits                                             3,000
                                                        ---------
                                                        1,166,263
                                                        ---------
      Liabilities
       Notes payable - Stockholders                       309,902
       Accounts payable                                   150,356
       Accrued expenses                                    84,690
       Deferred revenue                                    44,674
                                                        ---------
                                                          589,622
                                                        ---------
      Total purchase price                             $  576,641
                                                        =========

 Also in November, 1994, the Company acquired substantially all of the assets (monitoring contracts) of the Medical Alert Systems Monitoring Division of Emergency Response Systems, Inc. (Division), a California corporation. The Division was engaged in the installation, servicing and monitoring of personal emergency response systems. In consideration of this acquisition with a cost of $1,882,930, the Company paid the Division an aggregate of $1,700,000 con-sisting of $1,550,000 in cash, a note payable over two years in the amount of $150,000, issued 10,000 shares of its common stock valued at $100,000 to the shareholders and principals of the Division, and incurred acquisition costs of $82,930. As part of this acquisition, the Company also issued 10,000 shares of restricted common stock as payment of financing costs to the lender that financed the acquisition.

                     RESPONSE USA, INC. AND SUBSIDIARIES
                     -----------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


2.    ACQUISITIONS (Continued)

 In February, 1996, the Company acquired all the outstanding common stock of MSG Security Systems, Inc. (MSG), a Pennsylvania corporation, after giving effect to MSG's distribution to its stockholder of substantially all of its net assets other than monitoring and service contracts. MSG was engaged in the installation, servicing and monitoring of electronic security systems. In con-sideration of this acquisition with a cost of $429,541, the Company paid $331,415 in cash, incurred acquisition costs of $37,515, and recorded purchase holdbacks of $60,611. The following represents the assets acquired and the liabilities assumed:

      Assets
       Monitoring contracts                            $  404,071
       Automotive equipment                                 4,675
                                                          -------
                                                          408,746
                                                          -------
      Liabilities
       Accrued expenses                                       665
       Deferred revenue                                    16,055
                                                          -------
                                                           16,720
                                                          -------
      Net assets acquired                                 392,026

      Acquisition costs (assigned to
        monitoring contracts)                              37,515
                                                          -------
      Total purchase price                             $  429,541
                                                          =======

 Also in February, 1996, the Company acquired substantially all of the assets (monitoring contracts) of Monitoring Acquisition Corp. (MAC), a Pennsylvania corporation. MAC was engaged in the monitoring of electronic security systems. In consideration of this acquisition with a cost of $2,253,785, the Company paid $1,604,446 in cash, issued 127,868 shares of its common stock valued at $639,339, and incurred acquisition costs of $10,000.

 In March, 1996, the Company acquired all of the outstanding common stock of Shelton Security, Inc. (SSI), a New Jersey corporation, after giving effect to SSI's distribution to its stockholder of substantially all of its net assets other than monitoring and service contracts. SSI was engaged in the installa-tion, servicing and monitoring of electronic security systems. In consideration of the acquisition with a cost of $1,586,698, the Company paid $1,221,617 in cash, incurred acquisition costs of $86,456, and recorded purchase holdbacks of $278,625. The following represents the assets acquired and the liabilities assumed:

                    RESPONSE USA, INC. AND SUBSIDIARIES
                    -----------------------------------
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------

2.    ACQUISITIONS (Continued)

      Assets
       Inventory                                   $   13,000
       Monitoring contracts                         1,542,901
                                                    ---------
                                                    1,555,901
                                                    ---------
      Liabilities
       Accounts payable                                21,704
       Accrued expenses                                 5,702
       Deferred revenue                                28,253
                                                    ---------
                                                       55,659
                                                    ---------
      Net assets acquired                           1,500,242

      Acquisition costs (assigned to monitoring
       contracts)                                      86,456
                                                    ---------
      Total purchase price                         $1,586,698
                                                    =========

 In June, 1996, the Company acquired substantially all of the assets of Alarm Data, Inc. (ADI), a Delaware corporation. ADI was engaged in the installation, servicing and monitoring of electronic security systems. In consideration of this acquisition with a cost of $426,144, the Company paid $178,092 in cash, incurred acquisition costs of $24,835, and recorded purchase holdbacks of $223,217. The following represents the assets acquired:

      Assets
       Inventory                                   $    8,500
       Monitoring contracts                           371,854
       Property and equipment                          20,955
                                                      -------
                                                      401,309

      Acquisition costs (assigned to
        monitoring contracts)                          24,835
                                                      -------
      Total purchase price                         $  426,144
                                                      =======

 USSI, MSG, MAC, SSI and ADI became part of USS upon acquisition.

 The following unaudited pro forma combined operating information for the years ended June 30, 1995 and 1996, gives effect to the acquisitions as if they had been completed at July 1, 1994.

                                                  Year Ended June 30,
                                             -----------------------------
                                                 1995             1996
                                             ------------    -------------
      Operating revenues                     $11,648,104      $12,660,995
      Net loss                              (  3,943,779)    (  5,216,898)
      Loss per common share                 (       5.36)    (       3.15)
      Weighted average number of common
       shares outstanding                        735,299        1,656,406

                     RESPONSE USA, INC. AND SUBSIDIARIES
                     -----------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


2.    ACQUISITIONS (Continued)

 During the year ended June 30, 1995, the Company purchased additional monitor-ing contracts for an aggregate of $4,859,516. As consideration, the Company paid $3,668,944 in cash, recorded purchase holdbacks of $937,603 (which are payable over periods of up to eighteen months based on performance guarantees of the seller), and issued 48,500 shares of its common stock valued at $252,969.

 During the year ended June 30, 1996, the Company purchased additional monitor-ing contracts for an aggregate of $3,300,289. As consideration, the Company paid $2,303,067 in cash, incurred acquisition costs of $366,841, recorded pur-chase holdbacks of $519,475 (which are payable over periods of up to eighteen months based on performance guarantees of the seller), and issued 166,175 shares of its common stock valued at $110,908. As part of the acquisitions, the Company also issued 15,000 shares of restricted common stock valued at $70,311 as payment of financing costs to the lender that financed the acquisition.

3.    NET INVESTMENT IN SALES-TYPE LEASES

 Information pertaining to the Company's net investment in sales-type leases is as follows:

      Minimum lease payments receivable            $  605,964
      Less: Unearned interest - Finance revenue   (   112,762)
            Allowance for doubtful accounts       (    44,000)
                                                    ---------
      Net investment in sales-type leases          $  449,202
                                                    =========

 At June 30, 1996, minimum lease payments are receivable as follows:

      Year Ending June 30,
      --------------------
            1997                                   $  188,244
            1998                                      185,218
            1999                                      121,609
            2000                                       78,496
            2001                                       32,397
                                                     --------
                                                   $  605,964
                                                     ========
4.    INVENTORY

      Raw materials                                $  145,098
      Finished goods                                  507,453
                                                     --------
                                                   $  652,551
                                                     ========

                    RESPONSE USA, INC. AND SUBSIDIARIES
                    -----------------------------------
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------

5.    PROPERTY AND EQUIPMENT
                                        Estimated
                                          Useful
                                          Lives
                                        ---------
      Machinery and equipment            5 years         $1,853,710
      Office furniture and equipment     5 years            226,878
      Equipment held for lease           5 years            650,285
      Automotive equipment               3 years            297,944
      Leasehold improvements             5 years             95,105
                                                          ---------
                                                          3,123,922
      Less accumulated depreciation and
       amortization (Includes $295,155
       for equipment held for lease)                      1,862,915
                                                          ---------
                                                         $1,261,007
                                                          =========
6.    NOTE RECEIVABLE

 The note is due in monthly installments of $8,591 including interest at 9%; final payment is due in July, 1997.

7.    LONG-TERM NOTES PAYABLE

 Equipment Financing
 -------------------
 Payable in monthly installments aggregating $5,359 including interest at rates ranging from 6.95% to 11.8%; final
  payments due January, 1997, through December, 1999;
  collateralized by related equipment                           $    93,880

 Reorganization Debt
 -------------------
 As part of the 1990 plan of reorganization of a 1987
  bankruptcy, the U.S. Bankruptcy Court approved a 30.5%
  settlement on the total unsecured claims submitted;
  payments are due March 1 of each year, as follows:
  3.5% ($101,286) - 1997, and 3% ($86,817) each year -
  1998 through 2000; interest imputed at 14%; net of
  imputed interest of $96,085                                       265,652

 Federal priority tax claims payable in annual
  installments of $2,211 through March, 1999, and $1,896
  thereafter                                                         12,321

 Convertible Subordinated Promissory Notes
 -----------------------------------------
 5% convertible subordinated promissory notes due November 30,
  1996 (see Note 10)                                                 75,000

 10% convertible subordinated promissory notes due December 31,
  1997 (see Note 10)                                                 50,000

 Other
 -----
 Note payable in declining monthly installments of $23,500
  to $8,250 from July, 1996, through January, 1998, including interest at 23.6%; collateralized by related monitoring
  contracts (a)                                                     240,536

                    RESPONSE USA, INC. AND SUBSIDIARIES
                    -----------------------------------
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------

7.    LONG-TERM NOTES PAYABLE (Continued)

 Other (Continued)
 -----
 Note payable in increasing monthly installments of $11,600
  to $13,750 from July, 1996, through September, 1998,
  including interest at 24.2%; collateralized by related
  monitoring contracts (a)                                      $   256,035

 Notes payable in monthly installments of $431,136 including interest at rates ranging from 24.1% to 28%; final payments due June, 1997, through February, 2001; collateralized by
  related monitoring contracts (a)                               10,689,455

 Note payable in monthly installments of $11,500 through
  March, 1997, $13,500 from April, 1997, through March, 1998,
  $15,500 from April, 1998, through March, 1999, and $17,500 from April, 1999, through October, 2000, including
  interest at 25.1%; collateralized by related monitoring
  contracts (a)                                                     443,551

 Note payable; interest at 21.5% accrued monthly and added to the principal balance through August, 1997; beginning in
  September, 1997, payable in monthly installments of $26,000 including interest at 21.5%; final payment due in January,
  2000; collateralized by related monitoring contracts (a)          443,091
                                                                 ----------
                                                                 12,569,521
 Less current portion                                               194,914
                                                                 ----------
                                                                $12,374,607
                                                                 ==========
 (a)  These notes were paid in full in July, 1996 (see Note 16).

 After giving effect to the transactions described in Note 16, principal pay-ments on long-term notes payable for the next five years are due as follows:
Year ending June 30, 1997 - $194,914, 1998 - $131,995, 1999 - $82,518,
2000 - $10,583,634 and 2001 - $1,896.

 Line of Credit Agreement
 ------------------------
 On June 30, 1996, the Company entered into a four-year $15,000,000 revolving bank line of credit agreement. Loans outstanding bear interest at prime plus 1-3/4%, are collateralized by all assets of the Company, and are subject to certain restrictive covenants. The agreement also provides for a commitment fee, payable monthly in arrears, of .5% based on the average daily unused credit.

 In connection with the line of credit agreement, the Company issued warrants to an affiliate of the bank to purchase 1,032,135 shares of the Company's com-mon stock at an exercise price of $3.25. The warrants expire June 30, 2006. Under the terms of the agreement, the Company may be required to purchase the warrants (put obligation) upon 10 days' notice, at a price equal to the excess of the market price on the delivery date over the exercise price ($3.25). As of June 30, 1996, the value of the warrants was estimated at $5.75 per share of common stock based upon a discounted market value of the average price of the Company's common stock, resulting in a put obligation payable of $2,580,338, with a corresponding charge to deferred financing costs.

                     RESPONSE USA, INC. AND SUBSIDIARIES
                     -----------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

7.    LONG-TERM NOTES PAYABLE (Continued)

 Deferred financing costs associated with this agreement will be amortized using the effective interest method over the four-year term of the agreement.

 Also in connection with this agreement, the Company issued warrants to a consultant to purchase 100,000 shares of the Company's common stock at an exer-cise price of $4.50 per share; these warrants expire June 30, 2000.

8.    CAPITALIZED LEASE OBLIGATIONS

 The Company leases office furniture and equipment with a cost of $158,999 and a net book value of $109,062 at June 30, 1996, under capital leases. The follow-ing is a schedule by years of future minimum lease payments under these leases together with the present value of the net minimum lease payments as of June 30, 1996.

      Year Ending June 30,
      --------------------
            1997                                    $   57,818
            1998                                        26,137
            1999                                         7,128
                                                       -------
      Total minimum lease payments                      91,083
      Less amount representing interest                  8,830
                                                       -------
      Present value of net minimum lease payments   $   82,253
                                                       =======

9.    PREFERRED STOCK

 In May, 1996, the Company authorized the issuance of 7,500 shares of 1996 - Series A Convertible Preferred Stock with a par value of $1,000 per share. The holders of the preferred stock are not entitled to receive dividends and have no voting rights. The preferred shares are convertible into a number of common shares determined by using a formula of "the premium plus $1,000, divided by the conversion price." The premium as defined equates to an annual 10% deemed dividend, and the conversion price is equal to the lesser of $5.00 or 80% of the average closing bid price of the Company's common stock for the five days immediately preceding the date of conversion. Up to 50% of the preferred stock may be converted beginning 45 days after closing, and the balance may be con-verted beginning 70 days after closing. After June 1, 1999, the Company may require conversion. The preferred stock has an aggregate liquidation preference of $9,375,000 plus the cumulative 10% deemed dividend.

 In connection with the sale of the preferred stock on June 30, 1996, the Com-pany paid placement fees of $1,138,125 (of which $975,000 paid was paid from the proceeds at closing, and $163,125 was included in accrued expenses and paid subsequently). The preferred stock subscription receivable of $6,525,000 at June 30, 1996, was collected on July 2, 1996.

                     RESPONSE USA, INC. AND SUBSIDIARIES
                     -----------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

9.    PREFERRED STOCK (Continued)

 The Company, during the quarter ending September 30, 1996, will record accre-tion to the preferred stock account of $2,550,000, representing the difference between the value of common stock into which the preferred stock is convertible and the issue price of the preferred stock on June 30, 1996, up to eligibility for conversion of the preferred stock, as described above, with a corresponding increase in accumulated deficit.


10.   COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

 The Company has an Incentive Stock Option Plan for key employees under which options to purchase a maximum of 400,000 shares of the Company's common stock may be granted, and a Restricted Stock Option Plan which provides for the grant of stock options to officers, directors, employees, consultants or advisors of the Company. The price will be determined by a committee of the Board of Directors at the date of grant (not to be less than the fair market value at the date of grant). At June 30, 1996, 332,950 shares are available for grant under the Incentive Stock Option Plan.

 In September, 1994, the Board of Directors granted options to executive officers and a consultant to purchase 550,000 shares of the Company's common stock at $3.75 per share; the options expire in September, 2004. In November, 1995, the price per share was reduced to $2.50 (the market price as of that date), and the expiration date was extended to November, 2004.

 In December, 1994, the Board of Directors granted options to key employees to purchase 1,300 shares of the Company's common stock at $5.00 per share; the options expire in December, 1999. At June 30, 1996, options to purchase 500 shares are still outstanding.

 In February, 1995, the Board of Directors granted options to executive officers and directors to purchase 600,000 shares of the Company's common stock at $3.75 per share; the options expire in February, 2005. In November, 1995, the price of 550,000 shares of the Company's common stock was reduced to $2.50 (the market price as of that date).

 Also in February, 1995, the Company reduced the exercise price of options for 1,130,198 shares of common stock (21,840 at $50.00 per share, 555,000 shares at $17.30 per share, 550,000 shares at $8.125 per share, 1,500 at $52.50 per share, 358 at $35.00 per share and 1,500 at $16.25 per share) to the market price as of that date ($3.75).

 In September, 1995, in connection with a litigation settlement, options were granted for the purchase of 40,000 shares of the Company's common stock at $4.45 per share.

 In November, 1995, the Board of Directors granted options to key employees to purchase 89,250 shares of the Company's common stock at $3.875 per share; the options expire in November 2001.

                      RESPONSE USA, INC. AND SUBSIDIARIES
                      -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


10.   COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (Continued)

 The following is a summary of stock option activity:

                                              Number          Option Price
                                             of Shares      Per Share (Range)
                                            -----------     ----------------
 Options outstanding at June 30, 1994        1,021,198      $3.75  - $70.00
      Options granted                        1,106,300      $3.75
      Options cancelled                     (    3,200)     $2.50  - $52.50
                                             ---------       --------------
 Options outstanding at June 30, 1995        2,124,298      $3.75  - $70.00
      Options granted                          129,250      $2.50  - $ 4.45
      Options exercised                     (   52,500)     $2.50  - $3.875
      Options cancelled or expired          (  192,865)     $5.00  - $70.00
                                             ---------       --------------
 Options outstanding and exercisable
  at June 30, 1996                           2,008,183      $2.50  - $70.00
                                             =========       ==============


 During December, 1993, and January, 1994, the Company completed a private placement of 109 units. Each unit consisted of a $25,000 5% Convertible Subordinated Promissory Note due November 30, 1996 (the "5% Notes"), and Class A and Class B Redeemable Common Stock Purchase Warrants (the "Class A Warrants" and "Class B Warrants") to purchase 2,000 shares of the Company's common stock. Through June 30, 1996, $2,650,000 of these notes had been converted into common stock.

 Interest on the 5% Notes is due and payable semi-annually on May 31 and November 30 of each year. All of the principal amount (but not a portion) of each of the 5% Notes is convertible into the Company's common stock at $12.50 per share, through November 30, 1996.

 The 5% Notes are redeemable at the option of the Company at a price of 120% of the principal amount at anytime after May 31, 1995. The Company shall pay all accrued interest at the time of redemption. In the event that the 5% Notes are redeemed, the noteholders will maintain ownership of their Class A Warrants and Class B Warrants. The holders shall always retain the right to convert the Notes into shares of common stock up to the date of redemption.

 During January, 1995, through April, 1995, the Company completed a private placement of 36.5 units. Each unit consisted of a $25,000 12% Convertible Subordinated Promissory Note due December 31, 1996 (the "12% Notes") and Class C Redeemable Common Stock Purchase Warrants (the "Class C Warrants") to purchase 10,000 shares of the Company's common stock. After giving effect to commissions and other costs of the offering and an estimate as to the value of the warrants, the Company recorded long-term debt of $912,500, debt discount of $2,920, debt issue costs of $163,550 and additional paid-in capital of $2,920. Through
June 30, 1996, all of these notes had been converted into common stock.

                    RESPONSE USA, INC. AND SUBSIDIARIES
                    -----------------------------------
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------

10.   COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (Continued)

 During July, 1995, through November, 1995, the Company completed a private placement of three units. Each unit consisted of a $145,000 13.8% Convertible Subordinated Promissory Note due June 30, 1997 (the "13.8% Notes"), and Class C Warrants to purchase 6,667 shares of the Company's common stock. The Company recorded long-term debt of $435,000, debt discount of $1,600 and additional paid-in capital of $1,600. Through June 30, 1996, all of these notes had been converted to common stock.

 In November, 1995, the Board of Directors and Stockholders approved a one-for-ten reverse stock split (the "Reverse Stock Split"). The Reverse Stock Split became effective on November 20, 1995, and reduced the number of issued and outstanding shares of common stock from 10,699,222 to 1,070,029; however, the number of authorized shares of common stock (12,500,000 shares) will remain the same. The accompanying consolidated financial statements and related notes give effect to this transaction as of July 1, 1994.

 The Reverse Stock Split did not alter the percentage interests of any stock-holder, except to the extent that the Reverse Stock Split results in a stock-holder of the Company owning a fractional share. In lieu of issuing fractional shares, the Company issued an additional full share of common stock.

 During January, 1996, and February, 1996, the Company completed a private placement of 61 units. Each unit consisted of a $25,000 10% Convertible Subordinated Promissory Note due December 31, 1997 (the "10% Notes"), and
Class C Warrants to purchase 1,000 shares of the Company's common stock. The Company recorded long-term debt of $1,525,000, debt discount of $2,711 and additional paid-in capital of $2,711. To the extent that the debt was not converted, the debt discount is being amortized over the term of the debt using the effective interest method. Through June 30, 1996, $1,475,000 of these notes had been converted into common stock.

 Interest on the 10% Notes is due and payable quarterly. All of the principal amount of the 10% Notes is convertible into the Company's common stock at the lower of (a) 75% of the closing bid price of the common stock on the last trading day prior to conversion, or (b) $4.50 per share.

 Payment of the principal and accrued interest on the 10% Notes is subordinated to the payment in full of all principal and accrued interest on all indebted-ness now existing of the Company, which was or will be entered into, on regular commercial terms, to banks and other institutional lenders ("Senior Indebted-ness"). The Company may incur further Senior Indebtedness for the sole purpose of acquiring other personal emergency response systems or security systems accounts.

 On or after the effective date, the principal amount of these 10% Notes may be prepaid by the Company, in whole or in part without premium or penalty, at any time upon 10 days prior notice to the holders thereof, during which period the holders may convert the 10% Notes to common stock. Upon any prepayment of the entire principal amount of these 10% Notes, all accrued but unpaid interest shall be paid to the holders.

                   RESPONSE USA, INC. AND SUBSIDIARIES
                   -----------------------------------
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------

10.   COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (Continued)

 The Warrants are each exercisable for one share of common stock, at any time until October 22, 1998, for Class A and Class B Warrants, and at any time until January 15, 2000, for Class C Warrants. The Warrants are redeemable at a price of $.10 per warrant at the Company's option under certain conditions.

 As part of a consulting agreement (see Note 14), the Company issued warrants to purchase 200,000 shares of the Company's common stock at a price of $5.125; these warrants expire April 30, 1999. Also, as part of consulting agreements, the Company issued warrants to purchase 1,285,000 shares of the Company's common stock at prices ranging from $2.50 to $3.50; these warrants were exer-cised during the year ended June 30, 1996.

 In connection with the issuance of the preferred stock (see Note 9), the Company granted transferable warrants to purchase 500,000 shares of the Com-pany's common stock at an exercise price of $6.13 per share and 250,000 shares of the Company's common stock at an exercise price of $8.00 per share; these warrants expire June 30, 2001. The Company also issued warrants to a consultant to purchase 75,000 shares of the Company's common stock at an exercise price of $4.50; these warrants expire June 30, 2000.

 The following is a summary of warrant activity:

                                                Number       Exercise Price
                                               of Shares        Per Share
                                               ---------    -----------------
 Warrants outstanding at June 30, 1994           785,595    $3.75  -  $ 5.50

   Warrants issued in connection with 12%
    Notes - Class C                               36,500              $ 3.75
   Warrants issued to placement agents in
    connection with 12% Notes - Class C           20,000              $ 3.75
                                               ---------     ---------------
 Warrants outstanding at June 30, 1995           842,095    $3.75  -  $ 5.50

   Warrants issued in connection with
    13.8% Notes - Class C                         20,000              $ 3.26
   Warrants issued in connection with
    12% Notes - Class A                           92,000              $ 4.50
   Warrants issued in connection with
    10% Notes - Class C                           61,000              $5.625
   Warrants issued in connection with
    consulting agreements                      1,485,000     $2.50  - $5.125
   Warrants issued in connection with
    preferred stock                              825,000     $4.50  - $ 8.00
   Warrants issued in connection with
    line of credit agreement                   1,132,135     $3.25  - $ 4.50
   Warrants exercised in connection with
    12% Notes - Class C                       (   29,300)             $ 3.75
   Warrants exercised in connection with
    10% Notes - Class C                       (   28,500)    $5.625 - $5.825
   Warrants exercised in connection with
    consulting agreements                     (1,285,000)    $2.50  - $ 3.50
                                               ---------      --------------
 Warrants outstanding at June 30, 1996         3,114,430     $2.50  - $ 8.00
                                               =========      ==============

                     RESPONSE USA, INC. AND SUBSIDIARIES
                     -----------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

10.   COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (Continued)

 During the year ended June 30, 1996, the Company issued 309,043 shares of its common stock, valued at $820,558, in connection with acquisitions (see Note 2).

 During the year ended June 30, 1996, the Company issued 32,000 shares of its common stock, valued at $147,200, as payment of a note payable in connection with the acquisition of a division of Emergency Response Systems, Inc. (see
Note 2), and issued 141,095 shares of its common stock, valued at $519,920, as payment of notes payable to stockholders and officers (including interest of $11,849).

 During the year ended June 30, 1996, the Company issued 2,000 shares of its common stock, valued at $8,125, as payment for consulting services.


11.   INCOME TAXES

 The differences between the provision for income taxes and income taxes com-puted using the federal income statutory tax rate are as follows:

                                                    Year Ended June 30,
                                                ---------------------------
                                                    1995           1996
                                                ------------   ------------
 Amount computed using the statutory rate       ($1,030,480)   ($1,500,050)
 Increase (decrease) in taxes resulting from:
      Prior net operating loss carryforwards
      Nondeductible expenses                          5,720         24,400
      State taxes, net of federal taxes         (   189,190)   (   216,900)
      Federal tax valuation allowance             1,213,950      1,692,550
                                                 ----------     ----------
 Income taxes (benefit)                          $      -       $      -
                                                 ==========     ==========

                      RESPONSE USA, INC. AND SUBSIDIARIES
                      -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

11.   INCOME TAXES (Continued)

 At June 30, 1996, the cumulative temporary differences resulted in net deferred tax assets or liabilities consisting primarily of:

      Deferred tax assets:
        Accounts receivable reserves                    $  143,600
        Inventory reserves                                   6,800
        Book over tax depreciation and amortization -
         Monitoring contracts                              544,200
        Warranty reserve                                    36,100
        Accrued vacation payroll                            37,300
        Deferred revenues                                   13,600
        Net operating loss carryforwards                 4,778,500
                                                         ---------
                                                         5,560,100
        Less valuation allowance                         5,393,100
                                                         ---------
          Deferred tax assets, net                         167,000

      Deferred tax liabilities:
        Tax over book depreciation and amortization -
         Property and equipment                            167,000
                                                         ---------
      Net deferred tax assets (liabilities)             $      -
                                                         =========

 For income tax reporting, the Company has net operating loss carryforwards available to reduce future federal and state income taxes. If not used, the carryforwards will expire as follows:

      Year Ending June 30,           Federal              State
      --------------------           -------              -----
            1997                 $                   $   195,000
            2000                                         742,400
            2001                                       3,253,300
            2002                                       3,206,000
            2003                     254,200           3,491,200
            2004                      23,100
            2006                      15,000
            2008                                         136,300
            2009                   3,605,100             390,100
            2010                   2,997,000             147,800
            2011                   3,651,300             160,100
                                  ----------          ----------
                                 $10,545,700         $11,722,200
                                  ==========          ==========

 The utilization of the federal net operating loss carryforwards aggregating $277,300 expiring June 30, 2003, and 2004, are subject to an annual limitation of $23,110 per year through June, 2004, in accordance with the provisions of the Internal Revenue Code. This annual limitation may be adjusted due to ownership changes in future years.

                    RESPONSE USA, INC. AND SUBSIDIARIES
                    -----------------------------------
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------


12.   PROFIT SHARING PLAN

 Effective June 1, 1995, the Company established a qualified profit sharing plan under Section 401(k) of the Internal Revenue Code, covering certain of its salaried employees. The Company contributes 25% of each participant's elective deferral up to maximum Company contributions of 1.25% of eligible salaries. Contributions to the plan by the Company for the years ended June 30, 1995 and 1996, were $2,216 and $23,008, respectively.


13.   RECOVERY OF RESTRUCTURING CHARGES

 In April, 1994, the Company initiated a plan of reorganization and restructur-ing designed to reduce costs, improve operating efficiency and increase overall future profitability as the Company refocuses its sales and marketing efforts on security and fire alarm systems for residential and commercial properties. As a result, the Company streamlined its organization and closed its manufacturing and monitoring facilities. During the year ended June 30, 1995, the Company recorded a recovery of $52,920 of these costs resulting from an overaccrual at June 30, 1994.


14.   COMMITMENTS AND CONTINGENCIES

 Employment Agreements and Recovery of Termination Benefits Cost
 ---------------------------------------------------------------
 The Company has employment contracts with certain key personnel for terms expiring in June 2000. The contracts provide for initial annual base salaries aggregating $365,000. These base salaries are subject to incremental increases based upon consolidated pre-tax income as defined. In June, 1994, a key person resigned; his base salary was $195,000, and, according to the separation agreement, he will receive annual compensation of $120,000 plus benefits through October 31, 1997. In connection with this separation agreement, a charge of $409,673 was recorded as termination benefits for the year ended June 30, 1994, representing the present value of the obligation based on an interest rate of 8.5%. During the year ended June 30, 1995, the Company renegotiated this agree-ment, resulting in a recovery of $392,699 of termination benefits cost.

 The Company also has employment contracts with certain key personnel of USS for terms expiring in March, 1999. The contracts provide for initial base salaries aggregating $240,000 and bonuses based on the fair market value of the Company's common stock and the number of alarm monitoring subscribers; such amounts are subject to adjustment under certain conditions. These base salaries are subject to incremental increases as determined by the Board of Directors.

 Consulting Agreement
 --------------------
 In April, 1996, the Company entered into a five-year consulting agreement commencing October, 1996, which provides for a minimum annual fee of $42,000.

                     RESPONSE USA, INC. AND SUBSIDIARIES
                     -----------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

14.   COMMITMENTS AND CONTINGENCIES (Contuinued)

 Monitoring Agreement
 --------------------
 In April, 1994, the Company entered into a three-year monitoring agreement which provides for a minimum annual cost of $420,000 plus increases based on the number of subscribers as defined, for monitoring services previously pro-vided directly by the Company. Total cost under this agreement was $435,000 and $494,000 for the years ended June 30, 1995 and 1996, respectively.

 Lease Commitments
 -----------------
 The Company leases its facilities and various equipment under operating leases expiring at various dates through October, 2000. The following is a schedule of future minimum rental payments required under these leases:

      Year Ending June 30,
      --------------------
            1997                                    $  321,416
            1998                                       270,278
            1999                                       227,204
            2000                                        26,891
            2001                                         8,048
                                                     ---------
                                                    $  853,837
                                                     =========

 The leases provide that the Company pay as additional rent taxes, insurance and other operating expenses applicable to the leased premises. Total rent expense under all operating leases aggregated $258,379 and $369,852 for the years ended June 30, 1995 and 1996, respectively.

 Contingencies
 -------------
 In the normal course of business, the Company is subject to litigation, none of which is expected to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

 As part of certain acquisitions (see Note 2), the Company has guaranteed the value of its common stock at various prices ranging from $3.75 to $17.34 for two-year periods expiring at various dates through February, 1997. As of June 30, 1996, the Company's contingent liabilities under these agreements aggregated approximately $19,100, which may be settled in cash or by the issuance of common stock; to the extent that settlement is in common stock, the holders are entitled to piggy-back registration rights and the Company has filed a registration statement for 94,402 shares of common stock which are expected to be sufficient to satisfy the Company's obligation.


15.   FAIR VALUE OF FINANCIAL INSTRUMENTS

 The carrying amount of cash approximates its fair value because of its short maturity. The carrying amount of marketable securities, none of which are held for trading purposes, is fair value (see Note 1).

                    RESPONSE USA, INC. AND SUBSIDIARIES
                    -----------------------------------
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------

15.   FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

 The carrying amount of the note receivable approximates its fair value because the interest rate approximates market rates.

 It was not deemed practicable to estimate the fair value of the reorganization debt and the convertible subordinated promissory notes due to the nature of the financing arrangements.

 The carrying amount of equipment financing and capitalized lease obligations approximates their fair value because the interest rates on these obligations approximate market rates.

 The carrying amount of the long-term debt paid in July, 1996, is $12,072,668 (see Notes 7 and 16); the fair value of this debt is $14,488,545, the amount paid to settle the debt.

 The carrying amount of the put obligation payable approximates its fair value because it is based upon the value of the Company's common stock (see Note 7).


16.   SUBSEQUENT EVENTS AND PRO FORMA BALANCE SHEET

 With the proceeds received from the sale of preferred stock (see Note 9) and a $10,500,000 advance on July 1, 1996, from the line of credit, the Company paid off notes payable with balances aggregating $12,072,668 at June 30, 1996 (see
Note 7) plus a prepayment penalty. The prepayment penalty of $2,415,877 and unamortized deferred financing costs of $133,831 associated with the notes paid will be recorded as an extraordinary item during July, 1996.

 The accompanying pro forma balance sheet reflects the following adjustments, as if these transactions had occurred as of the balance sheet date.

      Assets
       Net increase in cash                               $ 1,846,907
       Proceeds from preferred stock subscription
        receivable                                       (  6,525,000)
       Write-off of deferred financing costs             (    133,831)

      Liabilities
       Proceeds from line of credit                      ( 10,500,000)
       Principal payments on long-term debt                12,072,668
       Payment of related accrued costs                       689,548

      Stockholders' equity
       Extraordinary item on debt extinguishment            2,549,708
                                                           ----------
                                                          $       -
                                                           ==========

                                  SIGNATURES
                                  ----------

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.
                                           RESPONSE USA, INC.

                                        By:/s/ Richard M. Brooks
                                           ---------------------
                                               Richard M. Brooks
                                               President, Chief Executive,
                                               and  Financial Officer
                                               and a Director
  Dated: October 11, 1996

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:

Name                        Title                            Date
----                        -----                            ----

/s/ Richard M. Brooks       President Chief Executive        October 11, 1996
---------------------       and Financial Officer, and
    Richard M. Brooks       a Director (Principal
                            Executive and Financial Officer)

/s/ Ronald A. Feldman       Chief Operating Officer,         October 11, 1996
---------------------       Vice President, Secretary,
    Ronald A. Feldman       Treasurer and a Director

/s/ Stuart Levin            Director                         October 11, 1996
----------------
    Stuart Levin

/s/ Todd Herman             Director                         October 11, 1996
---------------
    Todd Herman

___________________         Director                         October 11, 1996
    Robert M. Rubin

______________________      Director                         October 11, 1996
    Sheldon Lieberbaum

/s/ Jeffrey Budin           Director                         October 11, 1996
-----------------
    Jeffrey Budin

                                    -34-