Form 10QSB
period 1996-09-30
RESPONSE USA INC
filed 1996-11-13
CIK 889087

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549


                               FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES AND EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1996


                     Commission File Number 0-20770

                            RESPONSE USA, INC.
          (Exact Name of Registrant as Specified in its Charter)

           Delaware                                 #22-3088639
  (State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                Identification Number)

           11-H Princess Road, Lawrenceville, New Jersey 08648
           (Address of principal executive offices) (Zip code)

                              (609)896-4500
           (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 4,141,625 shares of $.008 par value common stock as of October 31, 1996.



                     Response USA, Inc. and Subsidiaries
                                    Index

                                                                  Page
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

     Consolidated Balance Sheets for September 30, 1996
       and June 30, 1996                                           1-2

     Consolidated Statements of Operations for the Three
       Months ended September 30, 1996 and 1995                      3

     Consolidated Statement of Stockholders' Equity for
       September 30, 1996                                            4

     Consolidated Statement of Cash Flows for the Three
       Months Ended September 30, 1996 and 1995                    5-6

     Notes to Consolidated Financial Statements                    7-10

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations           11-14


PART II. OTHER INFORMATION                                        15-16



                     Response USA, Inc. and Subsidiaries
                         Consolidated Balance Sheets
                                (Unaudited)





                                   ASSETS
                                                             September 30,      June 30,
                                                             -------------    -------------
                                                                 1996             1996
                                                             -------------    -------------
                                                              (Unaudited)
CURRENT ASSETS
  Cash                                                           $394,830       $1,926,766
  Marketable securities                                            68,750          100,000
  Accounts receivable - Current portion
    Trade - Net of allowance for doubtful accounts
      of $355,508 and $327,072 respectively                     1,825,407        1,360,321
    Net investment in sales-type leases                           134,748          125,385
  Preferred stock subscription receivable                                        6,525,000
  Current portion of note receivable                               94,169          101,590
  Inventory                                                       808,263          652,551
  Prepaid expenses and other current assets                       207,159          118,689
                                                             -------------    -------------
      Total current assets                                      3,533,326       10,910,302
                                                             -------------    -------------

MONITORING CONTRACT COSTS - Net of accumulated
  amortization of $3,384,398 and $2,838,374 respectively       16,675,237       16,950,387
                                                             -------------    -------------
PROPERTY AND EQUIPMENT - Net of accumulated
  depreciation and amortization of $1,955,594 and
  $1,862,915 respectively                                       1,395,869        1,261,007
                                                             -------------    -------------
OTHER ASSETS
  Accounts receivable - Noncurrent portion
    Trade                                                          21,348           20,537
    Net investment in sales-type leases                           317,460          323,817
  Notes receivable - Net of current portion                                          8,884
  Deposits                                                         51,710           48,008
  Deferred financing costs - Net of accumulated amortization
    of $252,929 and $111,945 respectively                       1,937,410        3,411,803
                                                             -------------    -------------
                                                                2,327,928        3,813,049
                                                             -------------    -------------
                                                              $23,932,360      $32,934,745
                                                             =============    =============






See accompanying Notes to Consolidated Financial Statements.

                     Response USA, Inc. and Subsidiaries
                         Consolidated Balance Sheets
                                (Unaudited)





                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                                             September 30,      June 30,
                                                             -------------    -------------
                                                                 1996             1996
                                                             -------------    -------------
                                                              (Unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt
    Notes payable                                                $194,803         $194,914
    Capitalized lease obligations                                  78,238           51,064
  Accounts payable - Trade                                        563,740          424,921
  Purchase holdbacks - Current portion                            464,667          636,493
  Accrued expenses and other current liabilities                1,414,419        2,033,701
  Deferred revenue - Current portion                            1,491,171        1,568,059
                                                             -------------    -------------
    Total current liabilities                                   4,207,038        4,909,152
                                                             -------------    -------------

LONG-TERM LIABILITIES - Net of current portion
  Long-term debt
    Notes payable                                               8,006,945       12,374,607
    Capitalized lease obligations                                 125,888           31,189
  Purchase holdbacks                                                                10,483
  Deferred revenue                                                 27,657           23,044
  Dividends payable                                               182,719
  Put obligation payable                                        1,490,403        2,580,338
                                                             -------------    -------------
                                                                9,833,612       15,019,661
                                                             -------------    -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock - Par value $1,000
    Authorized 250,000 shares
     Issued and outstanding 7,500 - June 30, 1996
      and 6,990 shares - September 30, 1996                     9,366,600        7,500,000
  Common stock - Par value $.008
    Authorized 12,500,000 shares
     Issued and outstanding 3,854,944 shares - June 30, 1996
      and 4,063,625 shares - September 30, 1996                    32,509           30,840
  Additional paid-in capital                                   20,000,745       19,056,240
  Unrealized holding losses on available-for-sale securities     (224,593)        (193,343)
  Accumulated deficit                                         (19,283,551)     (13,387,805)
                                                             -------------    -------------
                                                                9,891,710       13,005,932
                                                             -------------    -------------
                                                              $23,932,360      $32,934,745
                                                             =============    =============

See accompanying Notes to Consolidated Financial Statements.

                     Response USA, Inc. and Subsidiaries
                    Consolidated Statements of Operations
                                (Unaudited)

                                                                   Three Months Ended
                                                                      September 30,
                                                             ------------------------------
                                                                 1996             1995
                                                             -------------    -------------
OPERATING REVENUES
  Product sales                                                  $656,128         $909,054
  Services                                                      1,937,828        1,622,528
  Finance and rentals                                             448,411          469,632
                                                             -------------    -------------
                                                                3,042,367        3,001,214
                                                             -------------    -------------
COST OF REVENUES
  Product sales                                                   451,535          533,625
  Services and rentals                                            510,042          273,714
                                                             -------------    -------------
                                                                  961,577          807,339
                                                             -------------    -------------
GROSS PROFIT                                                    2,080,790        2,193,875
                                                             -------------    -------------
OPERATING EXPENSES
  Selling,general and administrative                            1,552,967        1,431,463
  Depreciation and amortization                                   662,719          541,631
  Interest                                                        481,595          700,375
                                                             -------------    -------------
                                                                2,697,281        2,673,469
                                                             -------------    -------------
LOSS FROM OPERATIONS                                             (616,491)        (479,594)

INTEREST INCOME                                                     7,939            6,795
                                                             -------------    -------------
LOSS BEFORE EXTRAORDINARY ITEM                                  ($608,552)       ($472,799)

EXTRAORDINARY ITEM
 Loss on debt extinguishment                                    2,549,708
                                                             -------------    -------------
NET LOSS                                                       (3,158,260)        (472,799)
                                                             =============    =============

Loss per common share
 Loss before extraordinary item                                    ($0.16)          ($0.58)
 Extraordinary item                                                ($0.65)             -
                                                             -------------    -------------
 Net loss                                                          ($0.81)          ($0.58)
                                                             =============    =============
Weighted average number of shares outstanding                   3,906,835          819,709
                                                             =============    =============






See accompanying Notes to Consolidated Financial Statements.

                                        RESPONSE USA, INC.  AND SUBSIDIARIES
                                   Consolidated Statement of Stockholders' Equity
                                                     (Unaudited)



                                    Preferred Stock       Common Stock                    Unrealized
                                   ------------------- --------------------  Additional  Holding Loss on
                                   Number of           Number of              Paid-in    Avaliable-For-   Accumulated
                                   Shares    Amount      Shares     Amount    Capital    Sale Securities    Deficit       Total
                                   ------- ----------- ----------  -------- ------------ --------------- ------------- ------------
Balance - July 1, 1996              7,500  $7,500,000  3,854,944   $30,840  $19,056,240       ($193,343) ($13,387,805) $13,005,932

Net loss for the three months
  ended September 30, 1996                                                                                 (3,158,260)  (3,158,260)

Unrealized holding loss on
  available-for-sale securities                                                                 (31,250)                   (31,250)

Conversion of convertible
  subordinated promissory notes                           11,110        89       44,843                                     44,932

Exercise of stock options
  and warrants                                            46,500       372      221,503                                    221,875

Conversion of preferred stock        (510)   (683,400)   151,071     1,208      678,159                                     (4,033)

Preferred stock deemed dividends                                                                             (187,486)    (187,486)

Discount on convertible
 preferred stock                            2,550,000                                                      (2,550,000)           0
                                   ------- ----------- ----------  -------- ------------ --------------- ------------- ------------
Balance - September 30, 1996        6,990  $9,366,600  4,063,625   $32,509  $20,000,745       ($224,593) ($19,283,551)  $9,891,710
                                   ======= =========== ==========  ======== ============ =============== ============= ============






















See accompanying Notes to Consolidated Financial Statements.

                     RESPONSE USA, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                                (Unaudited)

                                                                    Three Months Ended
                                                                       September 30,
                                                             ------------------------------
                                                                 1996             1995
                                                             -------------    -------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                    ($3,158,259)       ($472,799)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Amortization of monitoring contract costs                       546,024          388,307
  Depreciation and amortization of property and equipment         116,695           99,834
  Amortization of deferred financing costs and debt discount      379,389           67,747
  Loss on sale of property and equipment                           11,319
  Issuance of common stock for consulting fees                                       8,125
  (Increase) decrease in accounts receivable
      Trade                                                      (461,484)        (634,397)
      Net investment in sales-type leases                          (3,006)           5,825
  Decrease in notes receivable                                     16,305           22,445
  (Increase) decrease in inventory                               (155,712)          40,248
  (Increase) decrease in prepaid expenses and other
    current assets                                                  3,868          (43,112)
  (Increase) decrease in deposits                                  (3,702)          20,933
  Increase in accounts payable - Trade                            101,575          223,712
  Increase (decrease) in purchase holdbacks                      (211,309)         334,815
  Increase (decrease) in accrued expenses and other
   current liabilities                                            200,477         (134,806)
  Increase (decrease) in deferred revenue                         (46,005)          15,445
                                                             -------------    -------------
    Net cash used in operating activities                      (2,663,825)         (57,678)
                                                             -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property and equipment                     20,000
  Purchase of property and equipment                             (120,730)         (80,523)
  Purchase of monitoring contracts                               (270,874)      (2,475,524)
                                                             -------------    -------------
    Net cash used in investing activities                        (371,604)      (2,556,047)
                                                             -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the issuance of preferred stock                 7,500,000
  Costs incurred in connection with the issuance of
   preferred stock                                             (1,146,924)
  Proceeds from the exercise of stock options and warrants        190,000
  Proceeds from private placement                                                  145,000
  Proceeds from long-term notes payable                        10,750,000        2,792,500
  Debt issue costs incurred                                      (691,377)         (27,441)
  Principal payments on long-term debt
    Notes payable                                             (15,076,982)        (326,541)
    Capitalized lease obligations                                 (21,224)          (6,999)
                                                             -------------    -------------
    Net cash provided by financing activities                   1,503,493        2,576,519
                                                             -------------    -------------
NET DECREASE IN CASH                                          ($1,531,936)        ($37,206)

CASH - BEGINNING                                                1,926,766          159,445
                                                             -------------    -------------
CASH - ENDING                                                    $394,830         $122,239
                                                             =============    =============







See accompanying Notes to Consolidated Financial Statements.


                   Response USA, Inc. and Subsidiaries
            Consolidated Statements of Cash Flows (Continued)
                              (Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for
    Interest                                                     $199,857         $637,031
    Income taxes                                                 $      0         $      0


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

  During the three months ended September 30, 1996, convertible subordinated promissory notes of $50,000 were converted to common stock. The Company reduced deferred financing costs and additional paid-in capital in the amount of $5,068 in connection with the conversion of the subordinated promissory notes.

  During the three months ended September 30, 1996, the Company reduced accrued expenses by $31,875 in connection with the exercise of warrants.

  During the three months ended September 30, 1996, the Company reduced the put obligation payable and the corresponding charge to deferred financing costs by $1,089,935 (see Note 5).

  During the three months ended September 30, 1996, the Company recorded accretion to the preferred stock account of $2,550,000, with a correspond-ing charge to accumulated deficit (see Note 6).

  During the three months ended September 30, 1996, the Company recorded a deemed dividend payable of $187,486 in connection with the preferred stock agreement (see Note 6).

  During the three months ended September 30, 1996, $510,000 of preferred stock and $4,767 in deemed dividends payable were converted to 151,071 shares of common stock. As a result, the Company reduced the accretion to the preferred stock and increased additional paid-in capital in the amount of $173,400.

  During the three months ended September 30, 1996, capitalized lease obligations of $143,100 were incurred for the acquisition of property and equipment.

  During the three months ended September 30, 1996, long-term notes payable of $19,049 were incurred for the purchase of property and equipment.

  During the three months ended September 30, 1995, the Company issued 25,000 shares of its common stock, valued at $110,937, in connection with the purchase of monitoring contracts.

  During the three months ended September 30, 1995, the Company issued 2,000 shares of its common stock, valued at $8,125 as payment for con-sulting services.

  During the three months ended September 30, 1995, the Company reduced monitoring contract costs and the corresponding purchase holdback liability in the amount of $306,977.






See accompanying Notes to Consolidated Financial Statements.

                  Response USA, Inc. and Subsidiaries
               Notes to Consolidated Financial Statements
                          September 30, 1996
                              (Unaudited)




1. Basis of Presentation

 The accompanying interim balance sheet as of September 30, 1996, and the related statements of operations, stockholders' equity and cash flows have been prepared by management of the Company and are in conformity with generally accepted accounting principles.In the opinion of management, all adjustments, comprising normal recurring accruals necessary for a fair presentation of the results of the Company's operations, are included.

 These financial statements should be read in conjunction with the Company's annual financial statements.

2. Marketable Securities

 The Company's investments in marketable securities have been categorized as available-for-sale and are stated at fair value. Realized gains and losses, determined using the specific identification method, are included in opera-tions; unrealized holding gains and losses are reported as a separate com-ponent of stockholders' equity.

 Marketable securities consist of common stock. At September 30, 1996, the cost of these securities was $293,343, and gross unrealized losses were $224,593.

3. Inventory
                                    September 30,        June 30,
                                        1996               1996
                                    -------------       ----------
                                     (Unaudited)

      Raw Materials                   $ 181,747         $ 145,098

      Finished Goods                    626,516           507,453
                                    -------------       ----------
                                      $ 808,263         $ 652,551
                                    =============       ==========

4. Loss Per Common Share

 For the three month periods ended September 30, 1996 and 1995, loss per common share is based solely on the weighted average number of common shares outstanding, because the effect of common stock equivalents and other securities is antidilutive.

5. Long-Term Notes Payable

   Equipment Financing

     Payable in monthly installments aggregating $5,986
     including interest at rates ranging from 6.95% to
     11.83%; final payments due January, 1997 through
     December, 1999; collateralized by related equipment        $  97,685



                    Response USA, Inc. and Subsidiaries
                 Notes to Consolidated Financial Statements
                            September 30, 1996
                                (Unaudited)



5. Long-Term Notes Payable (continued)

   Reorganization Debt

     As part of the 1990 plan of reorganization of a 1987
     bankruptcy, the U.S. Bankruptcy Court approved a 30.5%
     settlement on the total unsecured claims submitted;
     payments are due March 1 of every year, as follows:
     3.5% ($101,286)-1997, and 3% ($86,817) each year-1998
     through 2000; interest imputed at 14%; net of imputed
     interest of $94,995                                          266,742

     Federal priority tax claims payable in annual
     installments of $2,211 through March, 1999, and
     $1,896 thereafter                                             12,321


   Convertible Subordinated Promissory Notes

     5% convertible subordinated promissory notes due
     November  30, 1996                                            75,000


   Line of Credit Agreement

     Note payable with interest only due through June 30,
     2000 at prime plus 1-3/4% on the outstanding loan
     balance; a commitment fee of .5% is payable on the
     average daily unused credit; collateralized by all
     assets of the Company                                      7,750,000
                                                               __________
                                                                8,201,748
   Less Current Portion                                           194,803
                                                               ----------
                                                              $ 8,006,945
                                                               ==========


  On June 30, 1996, the Company entered into a four-year $15,000,000 revolving bank line of credit agreement. Loans outstanding bear interest at prime plus 1-3/4%, are collateralized by all assets of the Company, and are subject to certain restrictive covenants. The agreement also provides for a commitment fee, payable monthly in arrears, of .5% based on the average daily unused credit.

  In connection with the line of credit agreement, the Company issued warrants to an affiliate of the bank to purchase 1,032,135 shares of the Company's common stock at an exercise price of $3.25. The warrants expire June 30, 2006. Under the terms of the agreement, the Company may be required to purchase the warrants (put obligation) upon 10 days' notice, at a price equal to the excess of the market price on the delivery date over the exercise price ($3.25). At June 30, 1996, the value of the warrants were estimated at $5.75 per share of common stock based upon a discounted market value of the average price of the Company's common stock, resulting in a put obligation payable of $2,580,338, with a corresponding charge to deferred financing costs. At september 30, 1996, the value of the warrants were estimated at $4.694 per share of common stock. As a result, the Company reduced the put obligation payable and the correspond-ing deferred financing costs by $1,089,935.

  Deferred financing costs associated with this agreement are being amortized using the effective interest method over the four-year term of the agreement.

  With the proceeds received from the issuance of preferred stock (see Note 6) and a $10,500,000 advance on July 1, 1996, from the line of credit, the Company paid off notes payable with balances aggregating $12,072,668 at June 30, 1996 plus a prepayment penalty. The prepayment penalty of $2,415,877 and unamortized deferred financing costs of $133,831 associated with the notes paid have been recorded as an extraordinary item during the quarter ended September 30, 1996.


                     Response USA, Inc. and Subsidiaries
                 Notes to Consolidated Financial Statements
                            September 30, 1996
                                (Unaudited)


6. Preferred Stock

 On July 2, 1996 the Company issued 7,500 shares of 1996 Series-A Convertible Preferred Stock with a par value of $1,000 per share.(The Company recorded a preferred stock subscription receivable of $6,525,000 at June 30, 1996; which was received on July 2, 1996). The holders of the preferred stock are not entitled to receive dividends and have no voting rights. The preferred shares are convertible into a number of common shares determined by using a formula of "the premium plus $1,000, divided by the conversion price." The premium as defined equates to an annual 10% deemed dividend and the conversion price is equal to the lesser of $5.00 or 80% of the average closing bid price of the Company's common stock for the five days immediately preceding the date of conversion. Up to 50% of the preferred stock may be converted beginning 45 days after closing and the balance may be converted beginning 70 days after closing. After June 1, 1999, the Company may require conversion.

 The Company, during the quarter ending September 30, 1996, recorded accretion to the preferredstock account of $2,550,000, representing the difference be-tween the value of common stock into which the preferred stock is convertible and the issue price of the preferred stock on June30, 1996, up to eligibility for conversion of the preferred stock, as described above, with a corresponding increase in accumulated deficit.

 The Company, for the three months ended September 30, 1996, recorded a deemed dividend of $187,486.

 During the months August 1996 and September 1996, 510 shares of Series-A Convertible Preferred Stock, with a value of $510,000, and $4,767 in deemed dividends payable were converted to 151,071 shares of common stock. As a result, the Company reduced the accretion to the preferred stock and increased additional paid-in capital in the amount of $173,400.

 On September 30,1996, the Company suspended conversion of its 1996 Series-A Convertible Preferred Stock. The Company intends to renegotiate the terms and conditions of the preferred stock.


7. Common Stock and Additional Paid-in Capital

 During the quarter ended September 30, 1996, 11,110 shares of common stock, with a value of $50,000, were issued in connection with the conversion of 10% convertible subordinated promissory notes.

 During the three months ended September 30, 1996, 46,500 shares of common stock were issued as aresult of the exercise of warrants and stock options. The Company recorded common stock of $372 and additional paid-in capital of $221,503.




                    Response USA, Inc. and Subsidiaries
                 Notes to Consolidated Financial Statements
                           September 30, 1996
                               (Unaudited)


7. Common Stock and Additional Paid-in Capital (continued)

 The following is a summary of warrant activity:


                                              Number of        Exercise Price
                                               Shares             Per Share
                                             -----------      ----------------
 Warrants outstanding at June 30, 1996         3,114,430        $2.50 - $8.00

 Warrants exercised in connection with
   10% notes - Class C                           (30,000)      $3.875 - $6.00

 Warrants exercised in connection with
   12% notes - Class A                           (14,000)               $3.25
                                             ------------      ---------------
 Warrants outstanding at September 30, 1996    3,070,430        $2.50 - $8.00
                                             ============      ===============


8. Commitments and Contingencies

 Consulting Agreement

 In April, 1996, the Company entered into a two-year consulting agreement commencing October, 1996, which provides for a minimal annual fee of $42,000.


 Contingencies

 In the normal course of business, the Company is subject to litigation, none of which is expected to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

 As part of certain acquisitions, the Company has guaranteed the value of its common stock at various prices ranging from $3.75 to $17.34 for two-year periods expiring at various dates through February, 1997. As of September 30, 1996, the Company's contingent liabilities under these agreements aggregated aprox-imately $104,100, which may be settled in cash or by the issuance of common stock; to the extent that settlement is in common stock, the holders are entitled to piggy-back registration rights and the Company has filed a registration statement for 94,402 shares of common stock which are expected to be sufficient to satisfy the Company's obligation.






                   Response USA, Inc. and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION ON AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Forward looking Information

  The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that would cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of the "safe harbor" provisions of the Reform Act. Except for the historical information contained herein, the matters discussed in this Form 10QSB quarterly report are forward-looking statements which involve risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in conjunction with the forward-looking statements or elsewhere herein.


 Liquidity and Capital Resources

  On June 30, 1996 through July 3, 1996, the Company completed a complete restructuring of its long-term debt. The Company obtained a $15.0 million dollar revolving credit facility from Mellon Bank, N.A. and issued $7.5 million dollars of its 1996 Series-A Convertible Preferred Stock to institutional and individual domestic and foreign investors. The proceeds of the financing were utilized to repay the Company's existing long-term indebtedness and will result in a substantial decrease of the Company's borrowing costs. as of September 30, 1996, the Company has available on its revolving credit facility the amount of $7.25 million dollars. The credit facility bears interest at the Prime Rate, plus 1-3/4 %. The restructuring resulted in an extraordinary charge of $2,549,708 for the first quarter ended September 30, 1996 for early extinguish-ment of debt.

  The Company's working capital decreased by $6.7 million from $6.0 million to a working capital deficiency of $.7 million at September 30, 1996. On June 30, 1996, the Company recorded a preferred stock subscription receivable for $6,525,000, from a Series-A Convertible Preferred Stock subscribed with a par value of $7,500,000, net of related placement fees of $975,000 paid from the proceeds at the closing. On July 1, 1996, the Company entered into a four-year $15 million revolving bank line of credit agreement (see Note 5 of Notes to the Consolidated Financial Statements). With the proceeds received from the issuance of preferred stock on July 2, 1996 and $10,500,000 from the revolving line of credit, the Company paid off notes payable used to finance its growth through acquisitions, with balances aggregating $12.1 million. The Company believes its cash flows from operations will be sufficient to fund the Company's interest payments on its debt and capital expenditures, which are the Company's principal uses of cash other than the acquisitions of portfolios of subscriber accounts.

  Net cash used in operating activities was $2,663,825. A net loss of $3,158,259, which included depreciationand amortization of $1,042,108 and prepayment fees on early extinguishment of debt of $2,549,708, were the primary reasons for cash used in operating activities. Other significant changes included changes in accounts receivable, inventory, purchase holdbacks, accounts payable trade and accrued expenses. At September 30, 1996, accounts receivable increased by $464,490 from fiscal June 30, 1996. The acquisition of approx-imately 8,000 subscriber accounts, during the past year, has caused an increase in monitoring and service revenues billed, and an increase in the sale of



                    Response USA, Inc. and Subsidiaries


 Liquidity and Capital Resources (continued)

personal emergency response systems (PERS) to both private label resellers and home healthcare agencies have resulted in higher accounts receivable. The provision for doubtful accounts increased to $355,000 at September 30, 1996 from $327,000 for fiscal 1996, reflecting an increase in the Company's average subscriber base and the Company's willingness to work with subscribers experiencing credit difficulties in order to maintain long-term subscriber relationships. The Company believes it has recorded adequate reserves for allowance for doubtful accounts against all accounts receivable trade. The increase in inventory of $155,000 is attributable to an increase in future orders for PERS by both private label resellers and home healthcare agencies. The increase in accounts payable and accrued expenses totalling $302,000 was due to both the additional finished goods inventory required to meet future orders and other operating expenses related to the acquisitions of approxi-mately 8,000 monitoring contracts. Payments of purchase holdbacks totalled $211,000 during the quarter ended September 30, 1996.

  Net cash used in investing activities for the three months ended
September 30, 1996 was $371,604. The purchase of monitoring contracts during the three months ended September 30, 1996 accounted for $270,974 of the cash used in investing activities. Other investing activity included the purchase of property and equipment of $120,730, which was offset by the proceeds from the sale of equipment of $20,000.

  Net cash provided by financing activities was $1,503,493 for the three month period ended September 30, 1996. Net proceeds of $6,353,076 were received from the issuance of Preferred Stock in July 1996. Proceeds from the exercise of stock options and warrants totalled $190,000. Proceeds received from a $10.75 million advance from the line of credit (see Note 5) less debt issue costs of $691,377 were used, along with the proceeds from the preferred stock issuance, to pay off notes payable totalling $12,072,668 and the purchase of monitoring contracts. Principal payments on long-term debt, excluding notes payable paid off with the line of credit and preferred stock proceeds, totalled $3,025,538, were made during the three months ended September 30, 1996.

  The Company's wholly-owned subsidiary Systems, filed a petition for reorgani-zation under Chapter 11 of the Federal Bankruptcy Act in October 1987. Systems' Plan of Reorganization became effective in February 1990. As of September 30, 1996, deferred payment obligations to such pre-reorganization creditors totalled $374,058, which is payable in varying installments through the year 2000.

  The Company has no material commitments for capital expenditures during the next twelve months and believes that its current cash and working capital position and future income from operations will be sufficient to meet its cash and working capital needs for twelve months.

  The Company intends to use borrowings under the revolving bank line of credit (see Note 5) together with the remaining cash flow from operations to continue to acquire monitoring contracts. Additional funds beyond those currently available may be required to continue the acquisition program, and there can be no assurance that the Company will be able to obtain such financing.



                    Response USA, Inc. and Subsidiaries


 Results of Operations

  A majority of the Company's revenues are derived from recurring payments for the monitoring, rental and servicing of both electronic security systems and PERS, pursuant to contracts with initial terms up to five years. Service revenues are derived from payments under extended warranty contracts and for service calls performed on a time and material basis. The remainder of the Company's revenues are generated from the sale and installation of security systems and PERS. Monitoring and service revenues are recognized as the service is provided. Sale and installation revenues are recognized when the required work is completed. all direct installation costs, which include materials, labor and installation overhead, and selling and marketing costs are expensed in the period incurred. Alarm monitoring and rental services generate significantly higher gross margins than do the other services provided by the Company.

  Operating revenues increased by $41,000 or 1% for the quarter ended Septem-ber 30, 1996 as compared to the quarter ended September 30, 1995. Product sales decreased by $253,000 or 28% for the period ended September 30, 1996, as com-pared to the prior period ended September 30, 1995. The decrease in product sales was due to the Company's primary strategy to expand through acquisition of monitoring contracts, as opposed to direct sales of security systems. Sales of electronic security systems decreased by $295,000 for the three months ended September 30, 1996 as compared to the same period in the prior year. Revenues from the sale of personal emergency response systems (PERS) increased by $42,000 for the quarter ended September 30, 1996, as compared to the same period ended September 30, 1995. The significant growth in monitoring and service revenues of $315,000 or 19% for the period ended September 30, 1996, as compared to the same period ended September 30, 1995, was due to the acquisition of monitoring contracts and the success of the Company's extended warranty program. Finance and rental income declined by $22,000 or 5%.

  The Company is in the process of developing additional cooperative marketing programs in which the Company's PERS products are distributed in conjunction with another vendor's products or utilizing other marketing methods developed by a co-participant specializing in direct sales to the consumer or home healthcare agency. The Company currently distributes its PERS through approxi-mately 3,000 pharmacy departments of national retail chains. The Company will continue to acquire monitoring customers from other security system companies. The Company believes the foregoing will result in a substantial increase in monitoring and service revenues.

  The Gross Profit Margin, as a percentage of sales, was 73% and 68% for the quarter ended September 30, 1995 and 1996, respectively. The decline is pri-marily attributable to lower gross profit margins recognized on the sale of personal emergency response systems for the three month period ended Septem-ber 30, 1996 as compared to the three month period ended September 30, 1995. Private label sales accounted for 47% and 13% and home healthcare agency sales accounted for 51% and 81% of PERS sales for the quarter ended September 30, 1996 and 1995, respectively. Therefore, profit margins on sales of PERS decreased from 41% for the quarter ended September 30, 1995 to 31% for the quarter ended September 30, 1996, due to significantly lower margins realized on private label sales as opposed to PERS sales to home healthcare agencies. Gross profit margins significantly decreased from 32% to 7% on sales of electronic security systems for the quarter ended September 30, 1995 and 1996, respectively. An increase in competition, including the advertisement of free security systems, has resulted in a lower average selling price for the Company's security systems; therefore increasing the costs of electronic security systems sold.


                     Response USA, Inc. and Subsidiaries


 Results of Operations (continued)

  Selling, general, and administrative expenses rose to $1.55 million for the quarter ended September 30, 1996, which represents an increase of $120,000 or 8.4%, over selling, general and administrative expenses, for the quarter ended September 30, 1995. Selling, general and administrative expenses, as a per-centage of total operating revenues, increased from 48% to 51% for the period ended September 30, 1995 and 1996, respectively. Sales and marketing expenses declined due to the Company's strategy to grow through acquisitions as opposed to new system installations. An increase in general and administrative expenses was caused by increases in corporate overhead expenses incurred to support a larger subscriber base. The percentage increase in selling, general and administrative expenses of 8.4% was lower than the 14% increase in monitoring, service, and rental revenues between comparable periods, reflecting efficiencies realized in the Company's corporate offices. The Company anticipates that its current level of selling, general and administrative expenses, as a percentage of sales, will continue to decrease as a result of the Company's operating revenues increasing substantially due to increases in monitoring and service revenues.

  Amortization and depreciation expenses increased by $121,000 from $542,000 to $663,000 for the three months ended September 30, 1995 and 1996, respec-tively. This increase in amortization expense is the result of the Company's purchases of monitoring contracts totalling approximately $8 million during the fiscal year ended June 30, 1996.

  Interest expense decreased by $218,000 or 31% from $700,000 for the quarter ended September 30, 1995 to $482,000 for the same period ended September 30, 1996. In July 1996, the Company paid off notes payable with balances aggregat-ing $12,072,688 with proceeds received from the issuance of preferred stock (see Note 6) and an advance from the line of credit (see Note 5), which resulted in a substantial decrease of the Company's borrowing costs.

  The net loss for the quarter ended September 30, 1996 was $608,552 (excluding an extraordinary item for early extinguishment of debt of $2,549,708), or ($.16) per share based on 3,906,835 shares outstanding, as compared to a net loss of $472,799 or ($.58) per share based on 819,709 shares outstanding. The loss before extraordinary item of $608,552 includes depreciation and amorti-zation and interest expense totalling approximately $1.1 million. Earnings before interest, taxes, depreciation, and amortization (EBITDA), excluding loss on debt extinguishment, improved by approximately $175,000 to $527,823 for the three months ended September 30, 1996, as compared to the average quarterly EBITDA for the prior fiscal year ended June 30, 1996.




                  Response USA, Inc. and Subsidiaries

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings - None

  Item 2. Changes in Securities - None

  Item 3. Defaults Upon Senior Securities - None

  Item 4. Submission of Matters to a Vote of Security Holders - None

  Item 5. Other Information - None

  Item 6. Exhibits and Reports on Form 8-K
          (a) Exhibits - None
          (b) Report on Form 8-K - None






                    Response USA, Inc. and Subsidiaries


 SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Response USA, Inc.                                     November 13, 1996
 ------------------                                     -----------------
    Registrant



 By:/s/Richard M. Brooks
    --------------------
       Richard M. Brooks
       President and Chief Executive and
        Financial Officer
       Principal Financial Officer
       Principal Accounting Officer


 By:/s/Ronald A. Feldman
    --------------------
       Ronald A. Feldman
       Chief Operating Officer
       Vice President, Secretary
       Treasurer







