Form 10QSB
period 1996-12-31
RESPONSE USA INC
filed 1997-02-07
CIK 889087

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES AND EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 4,130,892 shares of $.008 par value common stock as of January 31, 1997.


                 Response USA, Inc. and Subsidiaries
                                Index
                                                                  Page

PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements

        Consolidated Balance Sheets for December 31, 1996
         and June 30, 1996                                        1-2

        Consolidated Statements of Operations for the Six
         Months and Three Months ended December 31, 1996
         and 1995                                                   3

        Consolidated Statement of Stockholders' Equity
         for December 31, 1996                                      4

        Consolidated Statement of Cash Flows for the Six
         Months Ended December 31, 1996 and 1995                  5-6

        Notes to Consolidated Financial Statements                7-10

     Item  2.   Management's  Discussion and Analysis of
                Financial Condition and Results of Operations    11-14

PART II. OTHER INFORMATION                                       15-16


                       Response USA, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                  (Unaudited)




                                    ASSETS

                                                                 December 31,       June 30,
                                                                 -------------    -------------
                                                                     1996             1996
                                                                 -------------    -------------
                                                                  (Unaudited)
    CURRENT ASSETS
      Cash                                                           $377,623       $1,926,766
      Marketable securities                                            43,750          100,000
      Accounts receivable - Current portion
        Trade - Net of allowance for doubtful accounts
          of $399,792 and $327,072 respectively                     1,755,825        1,461,911
        Net investment in sales-type leases                           102,952          125,385
      Preferred stock subscription receivable                                        6,525,000
      Inventory                                                       865,028          652,551
      Prepaid expenses and other current assets                       408,585          118,689
                                                                 -------------    -------------
          Total current assets                                      3,553,763       10,910,302
                                                                 -------------    -------------

    MONITORING CONTRACT COSTS - Net of accumulated
      amortization of $3,926,728 and $2,838,374 respectively       17,575,817       16,950,387
                                                                 -------------    -------------
    PROPERTY AND EQUIPMENT - Net of accumulated
      depreciation and amortization of $2,088,884 and
      $1,862,915 respectively                                       1,526,830        1,261,007
                                                                 -------------    -------------
    OTHER ASSETS
      Accounts receivable - Noncurrent portion
        Trade                                                          20,039           29,421
        Net investment in sales-type leases                           230,775          323,817
      Deposits                                                         46,113           48,008
      Deferred financing costs - Net of accumulated amortization
        of $406,232 and $111,945 respectively                       2,077,178        3,411,803
                                                                 -------------    -------------
                                                                    2,374,105        3,813,049
                                                                 -------------    -------------
                                                                  $25,030,515      $32,934,745
                                                                 =============    =============








    See accompanying Notes to Consolidated Financial Statements.


                       Response USA, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                  (Unaudited)




                         LIABILITIES AND STOCKHOLDERS' EQUITY?
                                                                 December 31,       June 30,
                                                                 -------------    -------------
                                                                     1996             1996
                                                                 -------------    -------------
                                                                  (Unaudited)
    CURRENT LIABILITIES
      Current portion of long-term debt
        Notes payable                                                $181,734         $194,914
        Capitalized lease obligations                                  71,988           51,064
      Accounts payable - Trade                                        492,889          424,921
      Purchase holdbacks - Current portion                            881,232          636,493
      Accrued expenses and other current liabilities                  852,199        2,033,701
      Deferred revenue - Current portion                            1,696,283        1,568,059
                                                                 -------------    -------------
        Total current liabilities                                   4,176,325        4,909,152
                                                                 -------------    -------------

    LONG-TERM LIABILITIES - Net of current portion
      Long-term debt
        Notes payable                                               9,222,448       12,374,607
        Capitalized lease obligations                                 110,791           31,189
      Purchase holdbacks                                                                10,483
      Deferred revenue                                                 27,658           23,044
      Dividends payable                                               353,864
      Put obligation payable                                        1,806,236        2,580,338
                                                                 -------------    -------------
                                                                   11,520,997       15,019,661
                                                                 -------------    -------------
    COMMITMENTS AND CONTINGENCIES

    STOCKHOLDERS' EQUITY
      Preferred stock - Par value $1,000
        Authorized 250,000 shares
         Issued and outstanding 7,500 - June 30, 1996
          and 6,890 shares - December 31, 1996                      9,232,600        7,500,000
      Common stock - Par value $.008
        Authorized 12,500,000 shares
         Issued and outstanding 3,854,944 shares - June 30, 1996
          and 4,130,892 shares - December 31, 1996                     33,047           30,840
      Additional paid-in capital                                   20,297,914       19,056,240
      Unrealized holding losses on available-for-sale securities     (249,593)        (193,343)
      Accumulated deficit                                         (19,980,775)     (13,387,805)
                                                                 -------------    -------------
                                                                    9,333,193       13,005,932
                                                                 -------------    -------------
                                                                  $25,030,515      $32,934,745
                                                                 =============    =============

    See accompanying Notes to Consolidated Financial Statements.

                       RESPONSE USA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                 (Unaudited)
                                                                  Six Months Ended                     Three Months Ended
                                                                    December 31,                          December 31,
                                                           ------------------------------        ------------------------------
                                                               1996             1995                 1996              1995
                                                           -------------    -------------        ------------      ------------
    OPERATING REVENUES
      Product sales                                          $1,278,042       $1,476,343            $621,914          $567,289
      Services                                                3,810,320        3,113,006           1,872,492         1,490,478
      Finance and rentals                                       897,611          910,856             449,200           441,224
                                                           -------------    -------------        ------------      ------------
                                                              5,985,973        5,500,205           2,943,606         2,498,991
                                                           -------------    -------------        ------------      ------------
    COST OF REVENUES
      Product sales                                             872,995          997,421             421,460           463,796
      Services and rentals                                    1,012,785          711,797             502,743           438,083
                                                           -------------    -------------        ------------      ------------
                                                              1,885,780        1,709,218             924,203           901,879
                                                           -------------    -------------        ------------      ------------
    GROSS PROFIT                                              4,100,193        3,790,987           2,019,403         1,597,112
                                                           -------------    -------------        ------------      ------------
    OPERATING EXPENSES
      Selling,general and administrative                      3,078,051        2,888,444           1,525,084         1,456,981
      Compensation - Options (see Note 7)                       142,284                              142,284
      Depreciation and amortization                           1,338,341        1,026,043             675,622           484,412
      Interest                                                  889,635        1,465,843             408,040           765,468
                                                           -------------    -------------        ------------      ------------
                                                              5,448,311        5,380,330           2,751,030         2,706,861
                                                           -------------    -------------        ------------      ------------
    LOSS FROM OPERATIONS                                     (1,348,118)      (1,589,343)           (731,627)       (1,109,749)

    INTEREST INCOME                                              10,058           12,673               2,119             5,878
                                                           -------------    -------------        ------------      ------------
    LOSS BEFORE EXTRAORDINARY ITEM                           (1,338,060)      (1,576,670)           (729,508)       (1,103,871)

    EXTRAORDINARY ITEM
     Loss on debt extinguishment                              2,549,708
                                                           -------------    -------------        ------------      ------------
    NET LOSS                                                 (3,887,768)      (1,576,670)           (729,508)       (1,103,871)
                                                           =============    =============        ============      ============

    Loss per common share
     Loss before extraordinary item                              ($0.33)          ($1.70)             ($0.18)           ($1.07)
     Extraordinary item                                          ($0.64)             -                   -                 -
                                                           -------------    -------------        ------------      ------------
     Net loss                                                    ($0.97)          ($1.70)             ($0.18)           ($1.07)
                                                           =============    =============        ============      ============
    Weighted average number of shares outstanding             4,010,545          926,877           4,108,281         1,033,941
                                                           =============    =============        ============      ============





    See accompanying Notes to Consolidated Financial Statements.


                       RESPONSE USA, INC.  AND SUBSIDIARIES
                   Consolidated Statement of Stockholders' Equity
                                  (Unaudited)


                                     Preferred Stock        Common Stock                      Unrealized
                                    ------------------- -------------------  Additional   Holding Loss on
                                    Number of            Number of            Paid-in     Avaliable-For-   Accumulated
                                    Shares     Amount      Shares   Amount    Capital     Sale Securities    Deficit       Total
                                    ------- ----------- ---------- -------- ------------ --------------- ------------- ------------
 Balance - July 1, 1996             7,500   $7,500,000  3,854,944  $30,840  $19,056,240       ($193,343) ($13,387,805)  $13,005,932

 Net loss for the six months ended
   December 31, 1996                                                                                       (3,887,768)   (3,887,768)

 Unrealized holding loss on
   available-for-sale securities                                                                (56,250)                    (56,250)

 Conversion of convertible
  subordinated promissory notes                            11,110       89       44,843                                      44,932

 Exercise of stock options
  and warrants                                            124,500      996      474,379                                     475,375

 Conversion of preferred stock       (610)    (817,400)   190,338    1,522      579,768                       207,400       (28,710)

 Preferred stock deemed dividends                                                                            (362,602)     (362,602)

 Cancellation of common stock held
  in escrow (see Note 7)                                  (50,000)    (400)         400                                           0

 Issuance of stock options
  (see Note 7)                                                                  142,284                                     142,284

 Discount on convertible
  preferred stock                            2,550,000                                                     (2,550,000)            0
                                    ------ ----------- ---------- -------- ------------ --------------- -------------  ------------
 Balance - December 31, 1996        6,890   $9,232,600  4,130,892  $33,047  $20,297,914      ($249,593)  ($19,980,775)   $9,333,193
                                    ====== =========== ========== ======== ============ =============== =============  ============














    See accompanying Notes to Consolidated Financial Statements.

                       RESPONSE USA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                        Six Months Ended
                                                                          December 31,
                                                                 ------------------------------
                                                                     1996             1995
                                                                 -------------    -------------
    CASH FLOW FROM OPERATING ACTIVITIES
      Net loss                                                    ($3,887,767)     ($1,576,670)
      Adjustments to reconcile net loss to net cash
       used in operating activities:
      Amortization of monitoring contract costs                     1,088,354          805,963
      Depreciation and amortization of property and equipment         249,989          211,900
      Amortization of deferred financing costs and debt discount      532,694           50,793
      Loss on sale of property and equipment                            8,319
      Gain on sale of monitoring contracts                                             (91,663)
      Issuance of common stock for consulting fees                                       8,125
      Compensation expense in connection with the issuance
        of stock options (see Note 7)                                 142,284
      (Increase) decrease in accounts receivable
          Trade                                                      (312,620)        (588,820)
          Net investment in sales-type leases                         (11,007)           6,298
      Decrease in notes receivable                                                      45,399
      Increase in inventory                                          (212,477)         (81,229)
      Increase in prepaid expenses and other current assets          (289,897)         (54,771)
      Decrease in deposits                                              1,895           21,721
      Increase in accounts payable - Trade                             67,356          290,395
      Increase in purchase holdbacks                                  343,020          290,901
      Decrease in accrued expenses and other current liabilities   (1,149,015)        (144,365)
      Increase in deferred revenue                                    132,838           63,866
                                                                 -------------    -------------
        Net cash used in operating activities                      (3,296,034)        (742,157)
                                                                 -------------    -------------
    CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of property and equipment                     23,000
      Purchase of property and equipment                             (352,667)        (209,739)
      Proceeds from sale of monitoring contracts                                       233,548
      Purchase of monitoring contracts                             (1,667,980)      (2,576,079)
                                                                 -------------    -------------
        Net cash used in investing activities                      (1,997,647)      (2,552,270)
                                                                 -------------    -------------
    CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from the issuance of preferred stock                 7,500,000
      Costs incurred in connection with the issuance of
       preferred stock                                             (1,012,449)
      Proceeds from the exercise of stock options and warrants        443,500           76,125
      Proceeds from private placement                                                  435,000
      Proceeds from long-term debt
        Notes payable                                              11,950,000        3,474,809
        Capitalized lease obligations                                                   43,933
      Debt issue costs incurred                                        22,761          (27,441)
      Principal payments on long-term debt
        Notes payable                                             (15,116,701)        (716,699)
        Capitalized lease obligations                                 (42,573)         (19,995)
                                                                 -------------    -------------
        Net cash provided by financing activities                   3,744,538        3,265,732
                                                                 -------------    -------------
    NET DECREASE IN CASH                                          ($1,549,143)        ($28,695)

    CASH - BEGINNING                                                1,926,766          159,445
                                                                 -------------    -------------
    CASH - ENDING                                                    $377,623         $130,750
                                                                 =============    =============



    See accompanying Notes to Consolidated Financial Statements.

                       Response, USA, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Continued)
                                  (Unaudited)



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for
          Interest                                 $  440,812     $1,407,371
          Income Taxes                             $        0     $        0

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

      During the six months ended December 31, 1996 and 1995, convertible subordinated promissory notes of $50,000 and $875,000, respectively, were converted to common stock. The Company reduced deferred financing costs and additional paid-in capital in the amount of $5,068 for 1996, in connection with the conversion of the subordinated promissory notes.

     During the six months ended December 31, 1996 and 1995, long-term notes payable of $51,363 and $63,933, respectively, were incurred for the purchase of property and equipment.

     During the six months ended December 31, 1996 and 1995, the Company reduced monitoring contract costs and the corresponding purchase holdback liability in the amount of $108,764 and $633,797, respectively.

     During the six months ended December 31, 1996, the Company reduced accrued expenses by $31,875 in connection with the exercise of warrants.

     During the six months ended December 31, 1996, the Company reduced the put obligation payable and the corresponding charge to deferred financing costs by $774,102.

     During the six months ended December 31, 1996, the Company recorded accretion to the preferred stock account of $2,550,000, with a corresponding charge to accumulated deficit (see Note 6).

     During the six months ended December 31, 1996, the Company recorded a deemed dividend payable of $362,604 in connection with the preferred stock agreement (see Note 6).

     During the six months ended December 31, 1996, $610,000 of preferred stock and $8,740 in deemed dividends payable were converted to 190,338 shares of common stock. As a result, the Company reduced the accretion to the preferred stock and reduced accumulated deficit in the amount of $207,400.

     During the six months ended December 31, 1996, capitalized lease obligations of $143,100 were incurred for the acquisition of property and equipment.

     During the six months ended December 31, 1996, the Company reduced accounts receivable and increased monitoring contract costs in the amount of $154,570, in connection with the purchase of monitoring contracts.

     During the six months ended December 31, 1995, the Company issued 25,000 shares of its common stock, valued at $110,937, in connection with the purchase of monitoring contracts.

     During the six months ended December 31, 1995, the Company issued 2,000 shares of its common stock, valued at $8,125 as payment for consulting services.




  See Accompanying Notes to Consolidated Financial Statements.

                   Response, USA, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements
                            December 31, 1996
                               (Unaudited)
1.   Basis of Presentation

The accompanying interim balance sheet as of December 31, 1996, and the related statements of operations, stockholders' equity and cash flows have been prepared by management of the Company and are in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, comprising normal recurring accruals necessary for a fair presentation of the results of the Company's operations, are included.

These financial statements should be read in conjunction with the Company's annual financial statements.

2.   Marketable Securities

The Company's investments in marketable securities have been categorized as available-for-sale and are stated at fair value. Realized gains and losses, determined using specific identification method, are included in operations; unrealized holding gains and losses are reported as a separate component of stockholders' equity.

Marketable securities consist of common stock. At December 31, 1996, the cost of these securities was $293,343, and gross unrealized losses were $249,593.

3.   Inventory
                                    December 31,         June 30,
                                        1996               1996
                                    ------------        ----------
                                    (Unaudited)

      Raw  Materials                $    269,486        $  145,098

      Finished Goods                     595,542           507,453
                                    ------------        ----------
                                    $    865,028        $  652,551
                                    ============        ==========
4.   Loss Per Common Share

For the three month and six month periods ended December 31, 1996 and 1995, loss per common share is based solely on the weighted average number of common shares outstanding, because the effect of common stock equivalents and other securities is antidilutive.

5.   Long-Term Notes Payable

Equipment Financing

 Payable  in  monthly  installments  aggregating  $7,004
 including  interest  at  rates ranging  from  3.90%  to
 11.83%; final payments due January, 1997 through Decem-
 ber, 1999; collateralized by related equipment                    $ 112,619



Reorganization Debt

 As part of the 1990 plan of reorganization of a 1987
 bankruptcy, the U.S. Bankruptcy Court approved a 30.5%
 settlement  on  the  total unsecured claims  submitted;
 payments  are  due March 1 of every year,  as  follows:
 3.5% ($101,286)--1997, and 3% ($86,817) each year--1998
 through  2000; interest imputed at 14%; net of imputed
 interest of $94,995                                                 266,742

 Federal priority tax claims payable in  annual
 installments of $2,211 through March, 1999, and $1,896
 thereafter                                                           12,321

Convertible Subordinated Promissory Notes

 5% convertible subordinated promissory notes due
 November  30, 1996                                                   62,500

Line of Credit Agreement

 Note Payable with interest only due through June 30, 2000
 at prime  plus  1-3/4% on the  outstanding  loan balance;
 a commitment fee of .5% is payable on the average  daily
 unused credit; collateralized  by  all assets of the Company      8,950,000
                                                                  __________
                                                                   9,404,182
 Less Current Portion                                                181,734
                                                                  ----------
                                                                 $ 9,222,448
                                                                  ==========




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

In connection with the line of credit agreement, the Company issued warrants to an affiliate of the bank to purchase 1,032,135 shares of the Company's common stock at an exercise price of
$3.25. The warrants expire June 30, 2006. Under the terms of the agreement, the Company may be required to purchase the warrants (put obligation) upon 10 days' notice, at a price equal to the excess of the market price on the delivery date over the exercise price ($3.25). As of June 30, 1996, the value of the warrants were estimated at $5.75 per share of common stock based on a discounted market value of the average price of the Company's common stock, resulting in a put obligation payable of $2,580,338, with a corresponding charge to deferred financing costs. At December 31, 1996, the value of the warrants were estimated at $5.00 per share of common stock. As a result, the Company reduced the put obligation payable and corresponding deferred financing costs by $774,102.

Deferred financing costs associated with this agreement are being amortized using the effective interest method over the four-year term of the agreement.

With the proceeds received from the issuance of preferred stock (see Note 6) and a $10,500,000 advance on July 1, 1996, from a line of credit, the Company paid off notes payable with balances aggregating $12,072,668 at June 30, 1996 plus a prepayment penalty. The prepayment penalty of $2,415,877 and unamortized deferred financing costs of $133,831 associated with the notes paid have been recorded as an extraordinary item during the quarter ended September 30, 1996.

6.   Preferred Stock

On July 2, 1996, the Company issued 7,500 shares of 1996 Series A Convertible Preferred Stock with a par value of $1,000 per share. (The Company recorded a preferred stock subscription receivable of  $6,525,000 at June 30, 1996; which was received  on  July  2,
1996.)   The  holders of the preferred stock are not entitled  to
receive dividends and have no voting rights. The preferred shares are convertible into a number of common shares determined by using a formula of "the premium plus $1,000, divided by the conversion price." The premium, as defined, equates to an annual 10% deemed dividend, and the conversion price is equal to the lesser of $5.00 or 80% of the average closing bid price of the Company's common stock for the five days immediately preceding the date of conversion. Up to 50% of the preferred stock may be converted beginning 45 days after closing, and the balance my be converted beginning 70 days after closing. After June 1, 1999, the Company may require conversion.

The Company, for the quarter ended September 30, 1996, recorded accretion to the preferred stock account of $2,550,000, representing the difference between the value of common stock into which the preferred stock is convertible and the issue price of the preferred stock on June 30, 1996, up to eligibility for conversion of the preferred stock, as described above, with a corresponding increase in accumulated deficit.

The Company, for the six months ended December 31, 1996, recorded a deemed dividend of $362,604.

During the six months ended December 31, 1996, 610 shares of Series A Convertible Preferred Stock, with a value of $610,000, and $8,740 in deemed dividends payable were converted to 190,338 shares of common stock. As a result, the Company reduced the accretion to the preferred stock and reduced the accumulated deficit in the amount of $207,400.

On September 30, 1996, the Company suspended conversion of its 1996 Series A Convertible Preferred Stock. The Company intends to renegotiate the terms and conditions of the Preferred Stock.

7.   Common Stock and Additional Paid-in Capital

During the six months ended December 31, 1996, 11,110 shares of common stock, with a value of $50,000, were issued in connection with the conversion of 10% convertible subordinated promissory notes.

During the six months ended December 31, 1996, 124,500 shares of common stock were issued as a result of the exercise of warrants and stock options. The Company recorded common stock of $996 and additional paid-in capital of $474,379.

The  Company,  on December 10, 1996, cancelled 50,000  shares  of
Common Stock held in escrow, in connection with an acquisition.

On December 16, 1996, the Company granted 56,350 Non-Qualified Stock Options to employees valued at $142,284. As a result, the Company recorded compensation expense and increased additional paid-in capital in the amount of $142,284. In addition, the
Company granted 20,500 Non-Qualified Stock Options and 8,500 Incentive Stock Options to employees at $2.625 or the prevailing market price.

The following is a summary of warrant activity:

                                             Number of      Exercise Price
                                              Shares           Per Share
                                             ---------      --------------
Warrants  outstanding at June  30,  1996     3,114,430        $2.50--$8.00

Warrants exercised in connection with
  10% Notes--Class C                           (30,000)      $3.875--$6.00

Warrants exercised in connection with
  12% Notes--Class A                           (92,000)              $3.25
                                            ----------      --------------
Warrants outstanding at December 31, 1996    2,992,430        $2.50--$8.00
                                            ==========      ==============


8.   Commitments and Contingencies

Consulting Agreement

In April, 1996, the Company entered into a two-year consulting agreement commencing October, 1996, which provides for a minimum annual fee of $42,000.

Contingencies

In the normal course of business, the Company is subject to litigation, none of which is expected to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

As part of certain acquisitions, the Company has guaranteed the value of its common stock at various prices ranging from $5.00 to $17.34 [for two-year periods expiring at various dates through
February,   1997].   As  of  December  31,  1996,  the  Company's
contingent   liabilities   under  these   agreements   aggregated
approximately $57,400, which may be settled in cash or by the issuance of common stock; to the extent that settlement is in common stock, the holders are entitled to piggy-back registration rights and the Company has filed an effective registration statement for 94,402 shares of common stock which are expected to be sufficient to satisfy the Company's obligation.




                   Response USA, Inc. and Subsidiaries


ITEM 2.   MANAGEMENT'S  DISCUSSION ON AND ANALYSIS  OF  FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Information

           The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a "safe harbor" for forward-looking
statements   to   encourage  companies  to  provide   prospective
information  about their companies, so long as  those  statements
are   identified  as  forward-looking  and  are  accompanied   by
meaningful cautionary statements identifying important factors that would cause actual results to differ materially from those
discussed  in  the  statement.   The  Company  desires  to   take
advantage of the "safe harbor" provisions of the Reform Act. Except for the historical information contained herein, the matters discussed in this Form 10QSB quarterly report are forward-
looking   statements  which  involve  risks  and   uncertainties.
Although the Company believes that the expectations reflected  in
such   forward-looking  statements  are  based  upon   reasonable
assumptions, it can give no assurance that its expectations will be achieved. Important factors that could cause actual results
to   differ  materially  from  the  Company's  expectations   are
disclosed in conjunction with the forward-looking statements or elsewhere herein.

Liquidity and Capital Resources

           On June 30, 1996 through July 3, 1996, the Company completed a complete restructuring of its long-term debt. The Company obtained a $15.0 million dollar revolving credit facility from Mellon Bank, N.A. and issued $7.5 million dollars of its 1996 Series A Convertible Preferred Stock to institutional and individual domestic and foreign investors. The proceeds of the financing were utilized to repay the Company's existing long-term indebtedness and will result in a substantial decrease of the Company's borrowing costs. As of December 31, 1996, the Company has available on its revolving credit facility the amount of $6.05 million dollars. The credit facility bears interest at the Prime Rate, plus 1 3/4 %. The restructuring resulted in an extraordinary charge of $2,549,708 for the first quarter ended September 30, 1996 for early extinguishment of debt.

          The Company's working capital decreased by $6.6 million from $6.0 million to a working capital deficiency of $.6 million at December 31, 1996. On June 30, 1996, the Company recorded a preferred stock subscription receivable for $6,525,000, from a Series-A Convertible Preferred Stock subscribed with a par value of $7,500,000, net of related placement fees of $975,000 paid from the proceeds at the closing. On July 1, 1996, the Company entered into a four-year $15 million revolving bank line of credit agreement (see Note 5 of Notes to the Consolidated Financial Statements). With the proceeds received from the issuance of preferred stock on July 2, 1996 and $10,500,000 from the revolving line of credit, the Company paid off notes payable used to finance its growth through acquisitions, with balances aggregating $12.1 million. The Company believes its cash flows from operations will be sufficient to fund the Company's interest payments on its debt and capital expenditures, which are the Company's principal uses of cash other than the acquisitions of portfolios of subscriber accounts.

Net cash used in operating activities was $3,296,034. A net loss of $3,887,767 which included depreciation and amortization of $1,338,341 and prepayment fees on early extinguishment of debt of $2,549,708, were the primary reasons for cash used in operating activities. Other significant changes included changes in accounts receivable, inventory, purchase holdbacks, accounts payable trade, accrued expenses and deferred revenue. At December 31, 1996, accounts receivable increased by $324,000 from fiscal June 30, 1996. The acquisition of approximately 8,000 subscriber accounts, during the past twelve months, resulted in an increase in monthly monitoring and service billings in the amount of $175,000, and an increase in the sale of personal emergency response systems (PERS) to both private label resellers and home healthcare agencies, have resulted in higher accounts receivable. The provision for doubtful accounts increased to
$400,000  at  December 31, 1996 from $327,000  for  fiscal  1996, reflecting an increase in the Company's average subscriber base and the Company's willingness to work with subscribers experiencing credit difficulties in order to maintain long-term subscriber relationships. The Company believes it has recorded adequate reserves for allowance for doubtful accounts against all accounts receivable trade. The increase in inventory of $212,000 is attributable to an increase in future orders for PERS by both private label resellers and home healthcare agencies. Accounts payable and accrued expenses decreased by $1.1 million primarily due to costs related to both the Mellon Bank, N.A. Line of Credit Agreement (see Note 5) and the issuance of Preferred Stock (see
Note 6) having been accrued at June 30, 1996. Purchase holdbacks increased by $343,000 and deferred revenues increased by $133,000 due to the acquisition of approximately 8,000 monitoring contracts over the past twelve months.

Net cash used in investing activities for the six months ended December 31, 1996 was $1,997,647. The purchase of monitoring contracts during the six months ended December 31, 1996 accounted for $1,667,980 of the cash used in investing activities. Other investing activity included the purchase of property and equipment of $352,667 (including equipment used for rentals in the amount of $110,700), which was offset by the proceeds from the sale of equipment of $23,000.

            Net cash provided by financing activities was $3,744,538 for the six month period ended December 31, 1996. Net proceeds of $6,487,551 were received from the issuance of Preferred Stock in July 1996. Proceeds from the exercise of stock options and warrants totalled $443,500. Proceeds received from a $10.5 million advance from the line of credit (see Note 5) less debt issue costs of $668,616 were used, along with the proceeds from the preferred stock issuance, to pay off notes payable totalling $12,072,668 and the purchase of monitoring contracts. Principal payments on long-term debt, excluding notes payable paid off with the line of credit and preferred stock proceeds, totalling $3,086,606, were made during the six months ended December 31, 1996.

          The Company's wholly-owned subsidiary, Systems, filed a petition for reorganization under Chapter 11 of the Federal Bankruptcy Act in October 1987. Systems' Plan of Reorganization became effective in February 1990. As of December 31, 1996, deferred payment obligations to such pre-reorganization creditors totalled $374,058, which is payable in varying installments through the year 2000.

           The Company has no material commitments for capital expenditures during the next twelve months and believes that its current cash and working capital position and future cash flow from operations will be sufficient to meet its cash and working capital needs for twelve months.

           The Company intends to use borrowings under the revolving bank line of credit (See Note 5--Notes to Consolidated Financial Statements) together with the remaining cash flow from operations to continue to acquire monitoring contracts. Additional funds beyond those currently available may be required to continue the acquisition program, and there can be no assurance that the Company will be able to obtain such financing.


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

           Operating revenues increased by $486,000 (9%) and $445,000 (18%) for the six months and three months ended December 31, 1996 as compared to the same periods ended December 31, 1995. Product sales accounted for a decrease of $198,000 (13%) and an increase of $55,000 (10%) for the six months and three months ended December 31, 1996. The decrease in product sales for the six months was due to the Company's primary strategy to expand through acquisition of monitoring contracts, as opposed to direct sales of security systems. Sales of electronic security systems decreased by $429,000 for the six months ended December 31, 1996 as compared to the same period ended December 31, 1995. This decrease was offset by the increase in revenues from the sale of personal emergency response systems (PERS) by $231,000 for the same period. The increase in product sales for the quarter ended December 31, 1996 as compared to the same period ended December 31, 1995 was primarily due to the increase in sales of personal emergency response systems to both home healthcare agencies and private label wholesalers totalling $181,000. The significant growth in PERS revenues was offset by a decrease in sales of electronic security systems of approximately $126,000, due to the Company's acquisition strategy. The significant growth in monitoring and service revenues of $697,000 (22%) and $382,000
(26%) for the six and three month periods ended December 31, 1996, as compared to the same periods ended December 31, 1995, were due to the acquisition of 8,000 monitoring contracts over the past year and the success of the Company's extended warranty program. Finance and rental income declined by $13,000 (1%) and increased by $8,000 (2%) for the six and three months ended December 31, 1996 as compared to the same periods ended December 31, 1995.

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

           The Gross Profit Margin, as a percentage of sales, decreased from 69% for the six months ended December 31, 1995, to 68% for the six months ended December 31, 1996. The decline in the Gross Profit Margin was primarily due to the higher costs of labor and parts in the performance of service calls to the Company's expanding customer base. Cost of goods sold on product sales remained at 68% for both the six months ended December 31, 1996 and 1995.

           Selling, general, and administrative expenses rose to $3.1 million and $1.5 million for the six months and for the quarter ended December 31, 1996, which represents increases of $190,000 (7%) and $68,000 (5%), over selling, general and administrative expenses for the same periods ended  December  31,
1995.   Selling,  general  and  administrative  expenses,  as   a
percentage of total operating revenues, decreased from 53% and 58% to 51% and 52% for the six and three month periods ended December 31, 1995 and 1996, respectively. Sales and marketing expenses declined due to the Company's strategy to grow through acquisitions as opposed to new system installations. An increase in general and administrative expenses was caused by increases in
corporate  overhead  expenses  incurred  to  support   a   larger
subscriber  base.   The percentage increases in selling,  general
and administrative expenses of 7% and 5%, for the six and three month periods ended December 31, 1996, was significantly lower than the 17% and 20% increases in monitoring, service, and rental revenues between comparable periods, reflecting efficiencies
realized  in  the  Company's  corporate  offices.   The   Company
anticipates that its current level of selling, general and administrative expenses, as a percentage of sales, will continue to decrease as a result of the Company's operating revenues increasing substantially due to increases in monitoring and service revenues.

           Amortization and depreciation expenses increased by $312,000 and $192,000 for the six and three months ended December 31, 1996, respectively. The increases in amortization expense is the result of the Company's acquisitions of approximately 8,000 monitoring contracts during the past twelve months.

          Interest expense decreased by $576,000 and $357,000 for the six and three month ended December 31, 1996, as compared to the same periods ended December 31, 1995. In July 1996 the Company paid off notes payable with balances aggregating $12,072,688 with proceeds received from the issuance of preferred stock (See Note 6) and an advance from the line of credit (see
Note 5), which resulted in a substantial decrease in the Company's borrowing costs.

           The net losses for the six and three month periods ended December 31, 1996 were $1,338,060 and $729,508 (excluding an extraordinary item for early extinguishment of debt of $2,549,708), or ($.33) and ($.18) per share based on 4,010,595 and 4,108,281 shares outstanding, as compared to net losses of $1,576,670, and $1,103,871 or ($1.70) and ($1.07) per share based on 926,877 and 1,033,941 shares outstanding. The losses before extraordinary items of $1,338,060 and $729,508 includes depreciation and amortization and interest expense totalling approximately $2.2 million and $1.1 million, for the six and three month periods ended December 31, 1996, respectively. Earnings before interest, taxes, depreciation, and amortization (EBITDA), excluding loss on debt extinguishment and a non-recurring charge for compensation from the issuance of stock options, was $1,022,000 for the six months ended December 31, 1996 and $494,000 for the quarter ended December 31, 1996, as compared to $903,000 and $137,000 for the six and three month periods ended December 31, 1995.



                    Response USA, Inc. and Subsidiaries


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings - None.

Item 2.   Changes in Securities - None.

Item 3.   Defaults Upon Senior Securities - None.

Item  4.   Submission of Matters to a Vote of Security Holders  - None.

Item 5.   Other Information - None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits - None.
          (b)  Report on Form 8-K - Filed on October 24, 1996.



                    Response USA, Inc. and Subsidiaries


SIGNATURES

           Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 Response USA, Inc.                             February 7, 1997
 ------------------                             ----------------
     Registrant




By:/S/Richard M. Brooks
   --------------------
   Richard M. Brooks
   President and Chief Executive and Financial Officer
   Principal Financial Officer
   Principal Accounting Officer




By:/S/Ronald A. Feldman
   --------------------
   Ronald A. Feldman
   Chief Operating Officer
   Vice President, Secretary
   Treasurer