Form 10QSB/A
period 1996-09-30
RESPONSE USA INC
filed 1997-02-18
CIK 889087

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549


                              FORM 10-QSB/A

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
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock - Par value $1,000
    Authorized 250,000 shares
     Issued and outstanding 7,500 - June 30, 1996
      and 6,990 shares - September 30, 1996                     9,366,600        7,500,000
  Common stock - Par value $.008
    Authorized 12,500,000 shares
     Issued and outstanding 3,854,944 shares - June 30, 1996
      and 4,063,625 shares - September 30, 1996                    32,509           30,840
  Additional paid-in capital                                   19,827,345       19,056,240
  Unrealized holding losses on available-for-sale securities     (224,593)        (193,343)
  Accumulated deficit                                         (19,110,151)     (13,387,805)
                                                             -------------    -------------
                                                                9,891,710       13,005,932
                                                             -------------    -------------
                                                              $23,932,360      $32,934,745
                                                             =============    =============

See accompanying Notes to Consolidated Financial Statements.

                     Response USA, Inc. and Subsidiaries
                    Consolidated Statements of Operations
                                (Unaudited)

                                                                   Three Months Ended
                                                                      September 30,
                                                             ------------------------------
                                                                 1996             1995
                                                             -------------    -------------
OPERATING REVENUES
  Product sales                                                  $656,128         $909,054
  Services                                                      1,937,828        1,622,528
  Finance and rentals                                             448,411          469,632
                                                             -------------    -------------
                                                                3,042,367        3,001,214
                                                             -------------    -------------
COST OF REVENUES
  Product sales                                                   451,535          533,625
  Services and rentals                                            510,042          273,714
                                                             -------------    -------------
                                                                  961,577          807,339
                                                             -------------    -------------
GROSS PROFIT                                                    2,080,790        2,193,875
                                                             -------------    -------------
OPERATING EXPENSES
  Selling,general and administrative                            1,552,967        1,431,463
  Depreciation and amortization                                   662,719          541,631
  Interest                                                        481,595          700,375
                                                             -------------    -------------
                                                                2,697,281        2,673,469
                                                             -------------    -------------
LOSS FROM OPERATIONS                                             (616,491)        (479,594)

INTEREST INCOME                                                     7,939            6,795
                                                             -------------    -------------
LOSS BEFORE EXTRAORDINARY ITEM                                  ($608,552)       ($472,799)

EXTRAORDINARY ITEM
 Loss on debt extinguishment                                    2,549,708
                                                             -------------    -------------
NET LOSS                                                       (3,158,260)        (472,799)
                                                             =============    =============

Loss per common share
 Loss before extraordinary item                                    ($0.81)          ($0.58)
 Extraordinary item                                                ($0.65)             -
                                                             -------------    -------------
 Net loss                                                          ($1.46)          ($0.58)
                                                             =============    =============
Weighted average number of shares outstanding                   3,906,851          819,709
                                                             =============    =============






See accompanying Notes to Consolidated Financial Statements.

                                        RESPONSE USA, INC.  AND SUBSIDIARIES
                                   Consolidated Statement of Stockholders' Equity
                                                     (Unaudited)



                                    Preferred Stock       Common Stock                    Unrealized
                                   ------------------- --------------------  Additional  Holding Loss on
                                   Number of           Number of              Paid-in    Avaliable-For-   Accumulated
                                   Shares    Amount      Shares     Amount    Capital    Sale Securities    Deficit       Total
                                   ------- ----------- ----------  -------- ------------ --------------- ------------- ------------
Balance - July 1, 1996              7,500  $7,500,000  3,854,944   $30,840  $19,056,240       ($193,343) ($13,387,805) $13,005,932

Net loss for the three months
  ended September 30, 1996                                                                                 (3,158,260)  (3,158,260)

Unrealized holding loss on
  available-for-sale securities                                                                 (31,250)                   (31,250)

Conversion of convertible
  subordinated promissory notes                           11,110        89       44,843                                     44,932

Exercise of stock options
  and warrants                                            46,500       372      221,503                                    221,875

Conversion of preferred stock        (510)   (683,400)   151,071     1,208      504,759                       173,400       (4,033)

Preferred stock deemed dividends                                                                             (187,486)    (187,486)

Discount on convertible
 preferred stock                            2,550,000                                                      (2,550,000)           0
                                   ------- ----------- ----------  -------- ------------ --------------- ------------- ------------
Balance - September 30, 1996        6,990  $9,366,600  4,063,625   $32,509  $19,827,345       ($224,593) ($19,110,151)  $9,891,710
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

  During the three months ended September 30, 1996, the Company reduced the put obligation payable and the corresponding charge to deferred financing costs by $1,089,935 (see Note 6).

  During the three months ended September 30, 1996, the Company recorded accretion to the preferred stock account of $2,550,000, with a correspond-ing charge to accumulated deficit (see Note 7).

  During the three months ended September 30, 1996, the Company recorded a deemed dividend payable of $187,486 in connection with the preferred stock agreement (see Note 7).

  During the three months ended September 30, 1996, $510,000 of preferred stock and $4,767 in deemed dividends payable were converted to 151,071 shares of common stock. As a result, the Company reduced the accretion to the preferred stock and reduced accumulated deficit in the amount of $173,400.

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
                                    =============       ==========

4. Loss Per Common Share

 For the three month periods ended September 30, 1996 and 1995, loss per common share is based solely on the weighted average number of common shares outstanding, because the effect of common stock equivalents and other securities is antidilutive. The net loss, for 1996, was adjusted for accretion and deemed dividends on the preferred stock (see Note 7) in the computation of the loss per common share.

5. Purchase Holdbacks
 The Company records purchase holdbacks, in connection with its acquisitions of monitoring contracts, as a liability for delinquent accounts and for future cancellations within an agreed upon time period. Monitoring contract costs and the corresponding purchase holdback liabilities are reduced for delinquent accounts and future cancellations as specified in each agreement.

6. Long-Term Notes Payable

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

  With the proceeds received from the issuance of preferred stock (see Note 7) and a $10,500,000 advance on July 1, 1996, from the line of credit, the Company paid off notes payable with balances aggregating $12,072,668 at June 30, 1996 plus a prepayment penalty. The prepayment penalty of $2,415,877 and unamortized deferred financing costs of $133,831 associated with the notes paid have been recorded as an extraordinary item during the quarter ended September 30, 1996.


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

 During the months August 1996 and September 1996, 510 shares of Series-A Convertible Preferred Stock, with a value of $510,000, and $4,767 in deemed dividends payable were converted to 151,071 shares of common stock. As a result, the Company reduced the accretion to the preferred stock and reduced accumulated deficit in the amount of $173,400.

 On September 30,1996, the Company suspended conversion of its 1996 Series-A Convertible Preferred Stock. The Company intends to renegotiate the terms and conditions of the preferred stock.


8. Common Stock and Additional Paid-in Capital

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


8. Common Stock and Additional Paid-in Capital (continued)

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


9. Commitments and Contingencies

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

  The Company's working capital decreased by $6.7 million from $6.0 million to a working capital deficiency of $.7 million at September 30, 1996. On June 30, 1996, the Company recorded a preferred stock subscription receivable for $6,525,000, from a Series-A Convertible Preferred Stock subscribed with a par value of $7,500,000, net of related placement fees of $975,000 paid from the proceeds at the closing. On July 1, 1996, the Company entered into a four-year $15 million revolving bank line of credit agreement (see Note 6 of Notes to the Consolidated Financial Statements). With the proceeds received from the issuance of preferred stock on July 2, 1996 and $10,500,000 from the revolving line of credit, the Company paid off notes payable used to finance its growth through acquisitions, with balances aggregating $12.1 million. The Company believes its cash flows from operations will be sufficient to fund the Company's interest payments on its debt and capital expenditures, which are the Company's principal uses of cash other than the acquisitions of portfolios of subscriber accounts.

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

  Net cash provided by financing activities was $1,503,493 for the three month period ended September 30, 1996. Net proceeds of $6,353,076 were received from the issuance of Preferred Stock in July 1996. Proceeds from the exercise of stock options and warrants totalled $190,000. Proceeds received from a $10.75 million advance from the line of credit (see Note 6) less debt issue costs of $691,377 were used, along with the proceeds from the preferred stock issuance, to pay off notes payable totalling $12,072,668 and the purchase of monitoring contracts. Principal payments on long-term debt, excluding notes payable paid off with the line of credit and preferred stock proceeds, totalled $3,025,538, were made during the three months ended September 30, 1996.

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

  The Company intends to use borrowings under the revolving bank line of credit (see Note 6) together with the remaining cash flow from operations to continue to acquire monitoring contracts. Additional funds beyond those currently available may be required to continue the acquisition program, and there can be no assurance that the Company will be able to obtain such financing.



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

  Interest expense decreased by $218,000 or 31% from $700,000 for the quarter ended September 30, 1995 to $482,000 for the same period ended September 30, 1996. In July 1996, the Company paid off notes payable with balances aggregat-ing $12,072,688 with proceeds received from the issuance of preferred stock (see Note 7) and an advance from the line of credit (see Note 5), which resulted in a substantial decrease of the Company's borrowing costs.

  The net loss for the quarter ended September 30, 1996 was $608,552 (excluding an extraordinary item for early extinguishment of debt of $2,549,708,and accretion and deemed dividends on the Preferred Stock totalling $2,564,086), or ($.16) per share based on 3,906,851 shares outstanding, as compared to a net loss of $472,799 or ($.58) per share based on 819,709 shares outstanding. The loss before extraordinary item of $608,552 includes depreciation and amorti-zation and interest expense totalling approximately $1.1 million. Earnings before interest, taxes, depreciation, and amortization (EBITDA), excluding loss on debt extinguishment, improved by approximately $175,000 to $527,823 for the three months ended September 30, 1996, as compared to the average quarterly EBITDA for the prior fiscal year ended June 30, 1996.




                  Response USA, Inc. and Subsidiaries

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings - None

  Item 2. Changes in Securities - None

  Item 3. Defaults Upon Senior Securities - None

  Item 4. Submission of Matters to a Vote of Security Holders - None

  Item 5. Other Information - None

  Item 6. Exhibits and Reports on Form 8-K
          (a) Exhibits
               (11) Computation of loss per common share
          (b) Report on Form 8-K - None






                    Response USA, Inc. and Subsidiaries


 SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Response USA, Inc.                                     February 18, 1997
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







