Form 10QSB/A
period 1996-12-31
RESPONSE USA INC
filed 1997-02-19
CIK 889087

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
                                                                 =============    =============

    See accompanying Notes to Consolidated Financial Statements.

                       RESPONSE USA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                 (Unaudited)
                                                                  Six Months Ended                     Three Months Ended
                                                                    December 31,                          December 31,
                                                           ------------------------------        ------------------------------
                                                               1996             1995                 1996              1995
                                                           -------------    -------------        ------------      ------------
    OPERATING REVENUES
      Product sales                                          $1,278,042       $1,476,343            $621,914          $567,289
      Services                                                3,810,320        3,113,006           1,872,492         1,490,478
      Finance and rentals                                       897,611          910,856             449,200           441,224
                                                           -------------    -------------        ------------      ------------
                                                              5,985,973        5,500,205           2,943,606         2,498,991
                                                           -------------    -------------        ------------      ------------
    COST OF REVENUES
      Product sales                                             872,995          997,421             421,460           463,796
      Services and rentals                                    1,012,785          711,797             502,743           438,083
                                                           -------------    -------------        ------------      ------------
                                                              1,885,780        1,709,218             924,203           901,879
                                                           -------------    -------------        ------------      ------------
    GROSS PROFIT                                              4,100,193        3,790,987           2,019,403         1,597,112
                                                           -------------    -------------        ------------      ------------
    OPERATING EXPENSES
      Selling,general and administrative                      3,078,051        2,888,444           1,525,084         1,456,981
      Compensation - Options (see Note 8)                       142,284                              142,284
      Depreciation and amortization                           1,338,341        1,026,043             675,622           484,412
      Interest                                                  889,635        1,465,843             408,040           765,468
                                                           -------------    -------------        ------------      ------------
                                                              5,448,311        5,380,330           2,751,030         2,706,861
                                                           -------------    -------------        ------------      ------------
    LOSS FROM OPERATIONS                                     (1,348,118)      (1,589,343)           (731,627)       (1,109,749)

    INTEREST INCOME                                              10,058           12,673               2,119             5,878
                                                           -------------    -------------        ------------      ------------
    LOSS BEFORE EXTRAORDINARY ITEM                           (1,338,060)      (1,576,670)           (729,508)       (1,103,871)

    EXTRAORDINARY ITEM
     Loss on debt extinguishment                              2,549,708
                                                           -------------    -------------        ------------      ------------
    NET LOSS                                                 (3,887,768)      (1,576,670)           (729,508)       (1,103,871)
                                                           =============    =============        ============      ============

    Loss per common share
     Loss before extraordinary item                              ($1.00)          ($1.70)             ($0.21)           ($1.07)
     Extraordinary item                                          ($0.64)             -                   -                 -
                                                           -------------    -------------        ------------      ------------
     Net loss                                                    ($1.64)          ($1.70)             ($0.21)           ($1.07)
                                                           =============    =============        ============      ============
    Weighted average number of shares outstanding             4,010,553          926,877           4,108,281         1,033,941
                                                           =============    =============        ============      ============





    See accompanying Notes to Consolidated Financial Statements.


                       RESPONSE USA, INC.  AND SUBSIDIARIES
                   Consolidated Statement of Stockholders' Equity
                                  (Unaudited)


                                     Preferred Stock        Common Stock                      Unrealized
                                    ------------------- -------------------  Additional   Holding Loss on
                                    Number of            Number of            Paid-in     Avaliable-For-   Accumulated
                                    Shares     Amount      Shares   Amount    Capital     Sale Securities    Deficit       Total
                                    ------- ----------- ---------- -------- ------------ --------------- ------------- ------------
 Balance - July 1, 1996             7,500   $7,500,000  3,854,944  $30,840  $19,056,240       ($193,343) ($13,387,805)  $13,005,932

 Net loss for the six months ended
   December 31, 1996                                                                                       (3,887,768)   (3,887,768)

 Unrealized holding loss on
   available-for-sale securities                                                                (56,250)                    (56,250)

 Conversion of convertible
  subordinated promissory notes                            11,110       89       44,843                                      44,932

 Exercise of stock options
  and warrants                                            124,500      996      474,379                                     475,375

 Conversion of preferred stock       (610)    (817,400)   190,338    1,522      579,768                       207,400       (28,710)

 Preferred stock deemed dividends                                                                            (362,602)     (362,602)

 Cancellation of common stock held
  in escrow (see Note 8)                                  (50,000)    (400)         400                                           0

 Issuance of stock options
  (see Note 8)                                                                  142,284                                     142,284

 Discount on convertible
  preferred stock                            2,550,000                                                     (2,550,000)            0
                                    ------ ----------- ---------- -------- ------------ --------------- -------------  ------------
 Balance - December 31, 1996        6,890   $9,232,600  4,130,892  $33,047  $20,297,914      ($249,593)  ($19,980,775)   $9,333,193
                                    ====== =========== ========== ======== ============ =============== =============  ============














    See accompanying Notes to Consolidated Financial Statements.

                       RESPONSE USA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                        Six Months Ended
                                                                          December 31,
                                                                 ------------------------------
                                                                     1996             1995
                                                                 -------------    -------------
    CASH FLOW FROM OPERATING ACTIVITIES
      Net loss                                                    ($3,887,767)     ($1,576,670)
      Adjustments to reconcile net loss to net cash
       used in operating activities:
      Amortization of monitoring contract costs                     1,088,354          805,963
      Depreciation and amortization of property and equipment         249,989          211,900
      Amortization of deferred financing costs and debt discount      532,694           50,793
      Loss on sale of property and equipment                            8,319
      Gain on sale of monitoring contracts                                             (91,663)
      Issuance of common stock for consulting fees                                       8,125
      Compensation expense in connection with the issuance
        of stock options (see Note 8)                                 142,284
      (Increase) decrease in accounts receivable
          Trade                                                      (312,620)        (588,820)
          Net investment in sales-type leases                         (11,007)           6,298
      Decrease in notes receivable                                                      45,399
      Increase in inventory                                          (212,477)         (81,229)
      Increase in prepaid expenses and other current assets          (289,897)         (54,771)
      Decrease in deposits                                              1,895           21,721
      Increase in accounts payable - Trade                             67,356          290,395
      Increase in purchase holdbacks                                  343,020          290,901
      Decrease in accrued expenses and other current liabilities   (1,149,015)        (144,365)
      Increase in deferred revenue                                    132,838           63,866
                                                                 -------------    -------------
        Net cash used in operating activities                      (3,296,034)        (742,157)
                                                                 -------------    -------------
    CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of property and equipment                     23,000
      Purchase of property and equipment                             (352,667)        (209,739)
      Proceeds from sale of monitoring contracts                                       233,548
      Purchase of monitoring contracts                             (1,667,980)      (2,576,079)
                                                                 -------------    -------------
        Net cash used in investing activities                      (1,997,647)      (2,552,270)
                                                                 -------------    -------------
    CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from the issuance of preferred stock                 7,500,000
      Costs incurred in connection with the issuance of
       preferred stock                                             (1,012,449)
      Proceeds from the exercise of stock options and warrants        443,500           76,125
      Proceeds from private placement                                                  435,000
      Proceeds from long-term debt
        Notes payable                                              11,950,000        3,474,809
        Capitalized lease obligations                                                   43,933
      Debt issue costs incurred                                        22,761          (27,441)
      Principal payments on long-term debt
        Notes payable                                             (15,116,701)        (716,699)
        Capitalized lease obligations                                 (42,573)         (19,995)
                                                                 -------------    -------------
        Net cash provided by financing activities                   3,744,538        3,265,732
                                                                 -------------    -------------
    NET DECREASE IN CASH                                          ($1,549,143)        ($28,695)

    CASH - BEGINNING                                                1,926,766          159,445
                                                                 -------------    -------------
    CASH - ENDING                                                    $377,623         $130,750
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

     During the six months ended December 31, 1996, the Company reduced the put obligation payable and the corresponding charge to deferred financing costs by $774,102 (see Note 6).

     During the six months ended December 31, 1996, the Company recorded accretion to the preferred stock account of $2,550,000, with a corresponding charge to accumulated deficit (see Note 7).

     During the six months ended December 31, 1996, the Company recorded a deemed dividend payable of $362,604 in connection with the preferred stock agreement (see Note 7).

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

With the proceeds received from the issuance of preferred stock (see Note 7) and a $10,500,000 advance on July 1, 1996, from a line of credit, the Company paid off notes payable with balances aggregating $12,072,668 at June 30, 1996 plus a prepayment penalty. The prepayment penalty of $2,415,877 and unamortized deferred financing costs of $133,831 associated with the notes paid have been recorded as an extraordinary item during the quarter ended September 30, 1996.

7.   Preferred Stock

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

On December 16, 1996, the Company granted 56,350 Non-Qualified Stock Options at $.10 per share to employees, expiring on November 27, 2001. As a result, the Company recorded compensation expense and increased additional paid-in capital in the amount of $142,284.In addition, the Company granted 20,500 Non-Qualified Stock Options and 8,500 Incentive Stock Options to employees at $2.625 at the prevailing market price,expiring on November 27, 2001.

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

Net cash used in operating activities was $3,296,034. A net loss of $3,887,767 which included depreciation and amortization of $1,338,341 and prepayment fees on early extinguishment of debt of $2,549,708, were the primary reasons for cash used in operating activities. Other significant changes included changes in accounts receivable, inventory, purchase holdbacks, accounts payable trade, accrued expenses and deferred revenue. At December 31, 1996, accounts receivable increased by $324,000 from fiscal June 30, 1996. The acquisition of approximately 8,000 subscriber accounts, during the past twelve months, resulted in an increase in monthly monitoring and service billings in the amount of $175,000, and an increase in the sale of personal emergency response systems (PERS) to both private label resellers and home healthcare agencies, have resulted in higher accounts receivable. The provision for doubtful accounts increased to
$400,000  at  December 31, 1996 from $327,000  for  fiscal  1996, reflecting an increase in the Company's average subscriber base and the Company's willingness to work with subscribers experiencing credit difficulties in order to maintain long-term subscriber relationships. The Company believes it has recorded adequate reserves for allowance for doubtful accounts against all accounts receivable trade. The increase in inventory of $212,000 is attributable to an increase in future orders for PERS by both private label resellers and home healthcare agencies. Accounts payable and accrued expenses decreased by $1.1 million primarily due to costs related to both the Mellon Bank, N.A. Line of Credit Agreement (see Note 6) and the issuance of Preferred Stock (see
Note 7) having been accrued at June 30, 1996. Purchase holdbacks increased by $343,000 and deferred revenues increased by $133,000 due to the acquisition of approximately 8,000 monitoring contracts over the past twelve months.

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

            Net cash provided by financing activities was $3,744,538 for the six month period ended December 31, 1996. Net proceeds of $6,487,551 were received from the issuance of Preferred Stock in July 1996. Proceeds from the exercise of stock options and warrants totalled $443,500. Proceeds received from a $10.5 million advance from the line of credit (see Note 6) less debt issue costs of $668,616 were used, along with the proceeds from the preferred stock issuance, to pay off notes payable totalling $12,072,668 and the purchase of monitoring contracts. Principal payments on long-term debt, excluding notes payable paid off with the line of credit and preferred stock proceeds, totalling $3,086,606, were made during the six months ended December 31, 1996.

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

           The Company intends to use borrowings under the revolving bank line of credit (See Note 6--Notes to Consolidated Financial Statements) together with the remaining cash flow from operations to continue to acquire monitoring contracts. Additional funds beyond those currently available may be required to continue the acquisition program, and there can be no assurance that the Company will be able to obtain such financing.


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

          Interest expense decreased by $576,000 and $357,000 for the six and three month ended December 31, 1996, as compared to the same periods ended December 31, 1995. In July 1996 the Company paid off notes payable with balances aggregating $12,072,688 with proceeds received from the issuance of preferred stock (See Note 7) and an advance from the line of credit (see
Note 6), which resulted in a substantial decrease in the Company's borrowing costs.

           The net losses for the six and three month periods ended December 31, 1996 were $1,338,060 and $729,508 (excluding an extraordinary item for early extinguishment of debt of $2,549,708,and accretion and deemed dividends on Preferred Stock totalling $2,705,202), or ($.33) and ($.21) per share based on 4,010,553 and 4,108,281 shares outstanding, as compared to net losses of $1,576,670, and $1,103,871 or ($1.70) and ($1.07) per
share based on 926,877 and 1,033,941 shares outstanding. The losses before extraordinary items of $1,338,060 and $729,508 includes depreciation and amortization and interest expense totalling approximately $2.2 million and $1.1 million, for the six and three month periods ended December 31, 1996, respectively. Earnings before interest, taxes, depreciation, and amortization (EBITDA), excluding loss on debt extinguishment and a non-recurring charge for compensation from the issuance of stock options, was $1,022,000 for the six months ended December 31, 1996 and $494,000 for the quarter ended December 31, 1996, as compared to $903,000 and $137,000 for the six and three month periods ended December 31, 1995.



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