Form 10KSB/A
period 1996-06-30
RESPONSE USA INC
filed 1997-03-26
CIK 889087

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 ___________

                                FORM 10-KSB/A

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
                                                           ==========

                                  SIGNATURES
                                  ----------

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of1934, the Registrant has duly caused this Annual Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.
                                           RESPONSE USA, INC.

                                        By:/s/ Richard M. Brooks
                                           ---------------------
                                               Richard M. Brooks
                                               President, Chief Executive
                                               and  Financial Officer,
                                               Principal Accounting Officer,
                                               and a Director
  Dated: February 17, 1997

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:

Name                        Title                            Date
----                        -----                            ----

/s/ Richard M. Brooks       President Chief Executive        February 17, 1997
---------------------       and Financial Officer, and
    Richard M. Brooks       a Director (Principal
                            Executive and Financial Officer,
                            and Principal Accounting Officer)

/s/ Ronald A. Feldman       Chief Operating Officer,         February 17, 1997
---------------------       Vice President, Secretary,
    Ronald A. Feldman       Treasurer and a Director

/s/ Stuart Levin            Director                         February 17, 1997
----------------
    Stuart Levin

/s/ Todd Herman             Director                         February 17, 1997
---------------
    Todd Herman

___________________         Director                         February 17, 1997
    Robert M. Rubin

______________________      Director                         February 17, 1997
    Sheldon Lieberbaum

/s/ Jeffrey Budin           Director                         February 17, 1997
-----------------
    Jeffrey Budin

                                    -34-