Form 10QSB/A
period 1996-12-31
RESPONSE USA INC
filed 1997-03-26
CIK 889087

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

 Response USA, Inc.                             March 25, 1997
 ------------------                             --------------
     Registrant




By:/S/Richard M. Brooks
   --------------------
   Richard M. Brooks
   President and Chief Executive and Financial Officer
   Principal Financial Officer
   Principal Accounting Officer




By:/S/Ronald A. Feldman
   --------------------
   Ronald A. Feldman
   Chief Operating Officer
   Vice President, Secretary
   Treasurer