Form 10QSB
period 1997-03-31
RESPONSE USA INC
filed 1997-05-15
CIK 889087

UNITED STATES

                  	SECURITIES AND EXCHANGE COMMISSION

                       	Washington, D.C. 20549


                             	FORM 10-QSB


           	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              	OF THE SECURITIES AND EXCHANGE ACT OF 1934

            	For the quarterly period ended March 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 5,349,490 shares of $.008 par value common stock as of April 30, 1997.




                  	Response USA, Inc. and Subsidiaries

                                	Index
                                                                     	Page

PART I. FINANCIAL INFORMATION
	Item 1.  Financial Statements

        		Consolidated Balance Sheets for March 31, 1997
          and June 30, 1996	                                          	1-2

        		Consolidated Statements of Operations for the
          Nine Months and Three Months ended March 31, 1997
          and 1996	                                                    		3

        		Consolidated Statement of Stockholders' Equity for
          March 31, 1997	                                              		4

        		Consolidated Statement of Cash Flows for the Nine Months
          Ended March 31, 1997 and 1996	                              	5-7

        		Notes to Consolidated Financial Statements	                	8-15

	Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       	16-22

PART II. OTHER INFORMATION	                                         	23-25







                     Response USA, Inc. and Subsidiaries
                         Consolidated Balance Sheets
                                 (Unaudited)





                                ASSETS

                                                      March 31,     June 30,
                                                    ------------  -----------
                                                        1997          1996
                                                    ------------  -----------
                                                     (Unaudited)
CURRENT ASSETS
  Cash                                                 $601,741   $1,926,766
  Marketable securities                                  93,750      100,000
  Accounts receivable - Current portion
    Trade - Net of allowance for doubtful accounts
      of $648,984 and $327,072 respectively           1,400,653    1,461,911
    Net investment in sales-type leases                  87,203      125,385
  Preferred stock subscription receivable                          6,525,000
  Inventory                                             832,255      652,551
  Prepaid expenses and other current assets             221,841      118,689
                                                     -----------  -----------
      Total current assets                            3,237,443   10,910,302
                                                     -----------  -----------

MONITORING CONTRACT COSTS - Net of accumulated
  amortization of $4,511,525 and $2,838,374
  respectively                                       18,762,958   16,950,387
                                                     -----------  -----------
PROPERTY AND EQUIPMENT - Net of accumulated
  depreciation and amortization of $2,206,321
  and $1,862,915 respectively                         1,557,985    1,261,007
                                                     -----------  -----------
OTHER ASSETS
  Accounts receivable - Noncurrent portion
    Trade                                                60,327       29,421
    Net investment in sales-type leases                 202,482      323,817
  Deposits                                               48,289       48,008
  Deferred financing costs - Net of accumulated
    amortization of $133,924 and $111,945
    respectively                                        543,250    3,411,803
  Investment in Joint Venture                         3,276,186
                                                     -----------  -----------
                                                      4,130,534    3,813,049
                                                     -----------  -----------
                                                    $27,688,920  $32,934,745
                                                     ===========  ===========


See accompanying Notes to Consolidated Financial Statements

                    Response USA, Inc. and Subsidiaries
                        Consolidated Balance Sheets
                               (Unaudited)





                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                                     March 31,     June 30,
                                                   ------------   ----------
                                                       1997          1996
                                                   ------------   ----------
                                                    (Unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt
    Notes payable                                     $166,009      $194,914
    Capitalized lease obligations                       61,876        51,064
  Accounts payable - Trade                             639,472       424,921
  Purchase holdbacks - Current portion                 228,117       636,493
  Accrued expenses and other current liabilities     1,124,701     2,033,701
  Deferred revenue - Current portion                 1,910,710     1,568,059
                                                    -----------   -----------
    Total current liabilities                        4,130,885     4,909,152
                                                    -----------   -----------

LONG-TERM LIABILITIES - Net of current portion
  Long-term debt
    Notes payable                                   11,509,632    12,374,607
    Capitalized lease obligations                       98,111        31,189
  Purchase holdbacks                                    72,487        10,483
  Deferred revenue                                      22,715        23,044
  Dividends payable                                    523,755
  Put obligation payable                                           2,580,338
                                                    -----------   -----------
                                                    12,226,700    15,019,661
                                                    -----------   -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock - Par value $1,000
    Authorized 250,000 shares
     Issued and outstanding 7,500 - June 30, 1996
      and 6,890 shares - March 31, 1997              9,232,600     7,500,000
  Common stock - Par value $.008
    Authorized 12,500,000 shares
     Issued and outstanding 3,854,944 shares -
      June 30, 1996 and 5,304,356 shares -
       March 31, 1997                                   42,435        30,840
  Additional paid-in capital                        23,667,286    19,056,240
  Unrealized holding losses on available-for-
    sale securities                                   (199,593)     (193,343)
  Accumulated deficit                              (21,411,393)  (13,387,805)
                                                    -----------   -----------
                                                    11,331,335    13,005,932
                                                    -----------   -----------
                                                   $27,688,920   $32,934,745
                                                    ===========   ===========

See accompanying Notes to Consolidated Financial Statements.

                      Response USA, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                 (Unaudited)


                                Nine Months Ended         Three Months Ended
                                     March 31,                 March 31,
                             -----------------------   ----------------------
                                1997         1996         1997        1996
                             ----------   ----------   ----------  ----------
OPERATING REVENUES
  Product sales              $2,138,229   $1,984,146     $860,187    $507,803
  Services                    5,857,823    4,689,132    2,047,503   1,576,126
  Finance and rentals         1,319,018    1,361,762      421,407     450,906
                             ----------   ----------   ----------  ----------
                              9,315,070    8,035,040    3,329,097   2,534,835
                             ----------   ----------   ----------  ----------
COST OF REVENUES
  Product sales               1,526,201    1,409,579      653,206     412,158
  Services and rentals        1,513,193    1,098,089      500,408     386,292
                             ----------   ----------   ----------  ----------
                              3,039,394    2,507,668    1,153,614     798,450
                             ----------   ----------   ----------  ----------
GROSS PROFIT                  6,275,676    5,527,372    2,175,483   1,736,385
                             ----------   ----------   ----------  ----------
OPERATING EXPENSES
  Selling,general and
   administrative             5,759,123    4,329,022    2,681,072   1,440,578
  Compensation - Options
   (see Note 10)                142,284
  Depreciation and
   amortization               2,062,515    1,602,071      724,174     576,028
  Interest (see Note 8)         894,275    2,282,864        4,640     817,021
                             ----------   ----------   ----------  ----------
                              8,858,197    8,213,957    3,409,886   2,833,627
                             ----------   ----------   ----------  ----------
LOSS FROM OPERATIONS         (2,582,521)  (2,686,585)  (1,234,403) (1,097,242)
                             ----------   ----------   ----------  ----------
OTHER INCOME/(EXPENSE)
  Interest                       12,177       18,512        2,119       5,839
  Joint Venture                 (28,442)                  (28,442)
                             ----------   ----------   ----------  ----------
                                (16,265)      18,512      (26,323)      5,839
                             ----------   ----------   ----------  ----------
LOSS BEFORE EXTRAORDINARY
  ITEM                       (2,598,786)  (2,668,073)  (1,260,726) (1,091,403)

EXTRAORDINARY ITEM
 Loss on debt extinguishment  2,549,708
                             ----------   ----------   ----------  ----------
NET LOSS                    ($5,148,494) ($2,668,073) ($1,260,726)($1,091,403)
                             ==========   ==========   ==========  ==========

Loss per common share
 Loss before extraordinary
  item                           ($1.32)      ($2.37)      ($0.32)     ($0.72)
 Extraordinary item              ($0.61)
                             ----------   ----------   ----------  ----------
 Net loss                        ($1.93)      ($2.37)      ($0.32)     ($0.72)
                             ==========   ==========   ==========  ==========
Weighted average number of
 shares outstanding           4,152,348    1,123,536    4,442,241   1,521,176
                             ==========   ==========   ==========  ==========


See accompanying Notes to Consolidated Financial Statements.

                                     RESPONSE USA, INC. AND SUBSIDIARIES
                                Consolidated Statement of Stockholders' Equity
                                                 (Unaudited)



                             Preferred Stock      Common Stock                    Unrealized
                            -----------------  ------------------  Additional   Holding Loss on
                             Number of         Number of             Paid-in    Avaliable-For-    Accumulated
                             Shares    Amount  Shares     Amount     Capital    Sale Securities     Deficit       Total
                            -----------------  ------------------  -----------  ---------------   -----------  -----------
Balance - July 1, 1996      7,500  $7,500,000  3,854,944  $30,840  $19,056,240        ($193,343) ($13,387,805) $13,005,932

Net loss for the nine
months ended March 31, 1997                                                                        (5,148,494)  (5,148,494)

Unrealized holding loss on
available-for-sale securities                                                            (6,250)                    (6,250)

Conversion of convertible
subordinated promissory notes                     11,110       89       44,843                                      44,932

Exercise of stock options
and warrants                                     162,100    1,297      477,838                                     479,135

Conversion of preferred
stock                       (610)    (817,400)   190,338    1,522      579,768                        207,400      (28,710)

Preferred stock deemed
dividends                                                                                            (532,494)    (532,494)

Cancellation of common
stock held in escrow                             (50,000)   (400)          400

Issuance of stock options                                              142,284                                     142,284

Stock issued in connection
with acquisitions                                 41,700     334        74,666                                      75,000

Investment in Joint Venture                    1,094,164   8,753     3,291,247                                   3,300,000

Discount on convertible
preferred stock                    2,550,000                                                       (2,550,000)
                           ----- -----------  ---------- -------   -----------  ---------------   -----------  -----------
Balance - March 31, 1997   6,890  $9,232,600   5,304,356 $42,435   $23,667,286       ($199,593)  ($21,411,393) $11,331,335
                           ===== ===========  ========== =======   ===========  ===============   ===========  ===========




See accompanying Notes to Consolidated Financial Statements.

                     Response USA, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows
                               (Unaudited)

                                                       Nine Months Ended
                                                            March 31,
                                                  ---------------------------
                                                     1997             1996
                                                  ----------       ----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                       ($5,148,494)     ($2,668,073)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
  Amortization of monitoring contract costs        1,673,150        1,239,398
  Depreciation and amortization of property
   and equipment                                     389,366          326,272
  Amortization of deferred financing costs
   and debt discount                                 260,387           98,993
  Loss on Joint Venture investment                    28,442
  Loss on sale of property and equipment              16,743
  Gain on sale of monitoring contracts                                (91,663)
  Issuance of common stock for consulting fees                          8,125
  Compensation expense in connection with the
   issuance of stock options (see Note 10)           142,284
  (Increase) decrease in accounts receivable
      Trade                                            2,266         (764,971)
      Net investment in sales-type leases             33,034           21,618
  Decrease in notes receivable                                         68,873
  Increase in inventory                             (179,704)         (77,935)
  Increase in prepaid expenses and other
   current assets                                   (103,151)        (116,905)
  (Increase) decrease in deposits                       (282)          24,487
  Increase in accounts payable - Trade               213,939           42,596
  Increase (decrease) in purchase holdbacks          (51,719)         571,843
  Decrease in accrued expenses and other
   current liabilities                              (876,513)        (356,756)
  Increase in deferred revenue                       342,321          236,891
                                                -------------     ------------
    Net cash used in operating activities         (3,257,931)      (1,437,207)
                                                -------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property and equipment        39,864
  Purchase of property and equipment                (525,823)        (304,835)
  Proceeds from sale of monitoring contracts                          233,548
  Purchase of monitoring contracts                (3,550,806)      (3,027,232)
  Investment in Joint Venture                         (4,629)
  Acquisitions                                                     (3,157,478)
                                                -------------     ------------
    Net cash used in investing activities         (4,041,394)      (6,255,997)
                                                -------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the issuance of preferred stock    7,500,000
  Costs incurred in connection with the
   issuance of preferred stock                    (1,012,449)
  Proceeds from the exercise of stock options
   and warrants                                      447,260        1,198,500
  Proceeds from private placement                                   1,960,000
  Proceeds from long-term debt
    Notes payable                                 14,300,000        6,924,809
    Capitalized lease obligations                                      43,933
  Debt issue costs incurred                           22,761         (286,750)
  Principal payments on long-term debt
    Notes payable                                (15,217,908)      (1,430,599)
    Capitalized lease obligations                    (65,364)         (36,037)
                                                -------------     ------------
    Net cash provided by financing activities      5,974,300        8,373,856
                                                -------------     ------------
NET INCREASE (DECREASE) IN CASH                  ($1,325,025)        $680,652

CASH - BEGINNING                                   1,926,766          159,445
                                                -------------     ------------
CASH - ENDING                                       $601,741         $840,097
                                                =============     ============

See accompanying Notes to Consolidated Financial Statements.

                     	Response, USA, Inc. and Subsidiaries
               	Consolidated Statements of Cash Flows (Continued)
                                 	(Unaudited)




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
	Cash paid during the period for
		Interest			                                    					$ 776,156	  $1,982,828
		Income Taxes		                                 					$     	 0   $        0


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCIAL ACTIVITIES

	During the nine months ended March 31, 1997 and 1996, convertible subordinated promissory notes of $50,000 and $1,075,000, respectively, were converted to common stock.  The Company reduced deferred financing costs and additional paid-in capital in the amount of $5,068 for 1996, in connection with the conversion of the subordinated promissory notes.

	During the nine months ended March 31, 1997 and 1996, long term notes payable of $74,028 and $63,933, respectively, were incurred for the purchase of property and equipment.

	During the nine months ended March 31, 1997 and 1996, the Company reduced monitoring contract costs and the corresponding purchase holdback liability in the amount of $294,652 and $776,038, respectively. The company issued
 14,500 shares of its common stock valued at $70,282, as payment for purchase holdback liabilities for 1996.

	During the nine months ended March 31, 1997 and 1996, the Company issued 25,000 and 152,858 shares of its common stock, valued at $75,000 and $750,276, respectively, in connection with the purchase of monitoring contracts.

	During the nine months ended March 31, 1997 and 1996, the Company issued 16,700 and 61,941 shares of its common stock, respectively, in connection with its acquisition of monitoring contracts, pursuant to a guarantee of stock valuation.

	During the nine months ended March 31, 1997, the Company reduced accrued expenses by $31,875 in connection with the exercise of warrants.

	During the nine months ended March 31, 1997, the Company reduced the put obligation payable and the corresponding charge to deferred financing costs by $2,580,338.

	During the nine months ended March 31, 1997, the Company recorded accretion to the preferred stock account of $2,550,000, with a corresponding charge to accumulated deficit (see Note 9).

	During the nine months ended March 31, 1997, the Company recorded a deemed dividend payable of $532,494 in connection with the preferred stock agreement (see Note 9).



See accompanying Notes to Consolidated Financial Statements.

                  	Response, USA, Inc. and Subsidiaries
          	Consolidated Statements of Cash Flows (Continued)
                            	(Unaudited)



	During the nine months ended March 31, 1997, $610,000 of preferred stock and
 $8,740 in deemed dividends payable were converted to 190,338 shares of common stock.  As a result, the Company reduced the accretion to the preferred stock and reduced accumulated deficit in the amount of $207,400.

	In March 1997, The Company issued 1,094,164 shares of its common stock, valued at $3.3 million in connection with a Joint Venture (see Note 5 of Notes to
 Consolidated Financial Statements).

	During the nine months ended March 31, 1997, capitalized lease obligations of
 $143,100 were incurred for the acquisition of property and equipment.

	During the nine months ended March 31, 1997, the Company reduced accounts receivable and increased monitoring contract costs in the amount of $154,570, in connection with the purchase of monitoring contracts.

	During the nine months ended March 31, 1996, the Company issued 2,000 shares of its common stock, valued at $8,125 as payment for consulting services.

	During the nine months ended March 31, 1996, the Company issued 32,000 shares of its common stock, valued at $147,200 as payment on a note payable incurred in connection with its acquisition of ERS.



See accompanying Notes to Consolidated Financial Statements.

                   	Response, USA, Inc. and Subsidiaries
                	Notes to Consolidated Financial Statements
                             	March 31, 1997
                               (Unaudited)


1.	Basis of Presentation

The accompanying interim balance sheet as of March 31, 1997, and the related statements of operations, stockholders' equity and cash flows have been prepared by management of the Company and are in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, comprising normal recurring accruals necessary for a fair presentation of the results of the Company's operations, are included.

These financial statements should be read in conjunction with the Company's annual financial statements.

2.	Marketable Securities

The Company's investments in marketable securities have been categorized as available-for-sale and are stated at fair value. Realized gains and losses, determined using the specific identification method, are included in opera-tions;unrealized holding gains and losses are reported as a separate component of stockholders' equity.

Marketable securities consist of common stock. At March 31, 1997, the cost of these securities was $293,343, and gross unrealized losses were $199,593.

3.	Inventory

                                     							 March 31,	     	  June 30,
                                  							      1997         		   1996
                                             ---------         --------
                                   							  (Unaudited)

              	Raw Materials	         				$    321,832     		$  145,098

              	Finished Goods			       		      510,423		        507,453
                                             ---------         --------
                                   							$    832,255     		$  652,551
                                             =========         ========

                    	Response, USA, Inc. and Subsidiaries
                 	Notes to Consolidated Financial Statements
                               March 31, 1997
                                	(Unaudited)

4.	Acquisitions

On March 27, 1997, the Company completed the acquisition of all of the out-standing common stock of Reliable-Hawk, Inc (RHI), a NJ corporation, after giving effect to RHI's distribution to its stockholders of all of its net assets other than monitoring and service contracts. Reliable-Hawk, Inc. is engaged in the installation, servicing and monitoring of electronic security systems. In consideration of the acquisition with a cost of $1,718,181, the Company paid $1,469,503 in cash, incurred acquisition costs of $10,400, recorded purchase holdbacks of $163,278, and issued 25,000 shares of its common stock valued at $75,000.

The following represents total assets purchased and liabilities assumed:

			Assets
				Monitoring contracts	      	$1,707,781
				Acquisition costs		             10,400
                                 ---------
                        								$1,718,181
                          							=========

During the nine months ended March 31, 1997, the Company purchased additional monitoring contracts totalling $1,907,623. As consideration, the Company paid $1,517,410 in cash, incurred acquisition costs of $283,645, and recorded purchase holdbacks of $106,568.

5. 	Investment in Joint Venture

On March 4, 1997 Response USA, Inc. (USA) entered into a purchase agreement with BKR, Inc. (BKR), a Nevada corporation and Healthlink, Ltd. (HL), a Nevada limited liability company. The parties have agreed to the purchase by USA of a 50% interest in the assets of BKR, the contribution of BKR's remaining 50% interest in the assets to HL and the contribution of USA's 50% interest in BKR's assets to HL. Healthlink Ltd. is engaged in the sale and monitoring of personal emergency response systems, (PERS) to the general public primarily through national retail and pharmacy chains. In consideration of the Joint Venture, the Company issued 1,094,164 shares of its common stock, valued at $3.3 million, to BKR for their 50% interest in Healthlink, Ltd.

                   	Response, USA, Inc. and Subsidiaries
               	Notes to Consolidated Financial Statements
                             	March 31, 1997
                              	(Unaudited)

6.	Loss Per Common Share

For the three month and nine month periods ended March 31, 1997 and 1996, loss per common share is based solely on the weighted average number of common shares outstanding, because the effect of common stock equivalents and other securities is antidilutive. The net loss, for 1997, was adjusted for accretion and deemed dividends on the preferred stock (see Note 9) in the computation of the loss per common share.

7.	Purchase Holdbacks

The company records Purchase Holdbacks, in connection with its acquisitions of monitoring contracts, as a liability for delinquent accounts and for future cancellations within an agreed upon time period. Monitoring contract costs and the corresponding purchase holdback liabilities are reduced for delinquent accounts and future cancellations as specified in each agreement.

8. Long-Term Notes Payable

Equipment Financing
-------------------
Payable in monthly installments aggregating $5,329 including interest at rates ranging from 3.90% to 11.83%; final payments due April, 1997 through March, 2000;collateralized by related
equipment.                            								        						         $101,475

Reorganization Debt
-------------------
As part of the 1990 plan of reorganization of a 1987 bankruptcy, the U.S. Bankruptcy Court approved a 30.5% settlement on the total unsecured claims submitted; payments are due March 1 of every year, as follows: 3% ($86,817) each year--1998 through
2000; interest imputed at 14%; net of imputed interest of $58,894.	  	201,557

Federal priority tax claims payable in annual installments of
$2,211 through March, 1999, and $1,896 thereafter.         												10,109

                    	Response, USA, Inc. and Subsidiaries
                 	Notes to Consolidated Financial Statements
                               	March 31, 1997
                                 	(Unaudited)

8.	Long-Term Notes Payable (continued)

Convertible Subordinated Promissory Notes
-----------------------------------------
5% convertible subordinated promissory notes due
November 30, 1996.                                                    	62,500

Line of Credit Agreement
------------------------
Note Payable with interest only due through June 30, 2000 at prime plus 1-3/4% on the outstanding loan balance; a commitment fee of .5% is payable on the average daily unused credit;
collateralized by all assets of the Company.                      	11,300,000
                                                                  	__________
                                                                  	11,675,641
  Less Current Portion 	                                              166,009
                                                                   ----------
                                                               	$  11,509,632
                                                                   ==========

On June 30, 1996, the Company entered into a four-year $15,000,000 revolving bank line of credit agreement. Loans outstanding bear interest at prime plus 1-3/4%, are collateralized by all assets of the Company, and are subject to certain restrictive covenants. The agreement also provides for a commitment fee, payable monthly in arrears, of .5% based on the average daily unused credit.

                   	Response, USA, Inc. and Subsidiaries
                	Notes to Consolidated Financial Statements
                              	March 31, 1997
                                (Unaudited)

8.	Long-Term Notes Payable (continued)

In connection with the line of credit agreement, the Company issued warrants to an affiliate of the bank to purchase 1,032,135 shares of the Company's common stock at an exercise price of $3.25. The warrants expire June 30, 2006.
Under the terms of the agreement, the Company may be required to purchase the warrants (put obligation) upon 10 days' notice, at a price equal to the excess of the market price on the delivery date over the exercise price ($3.25). As of June 30, 1996, the value of the warrants were estimated at $5.75 per share of common stock based on a discounted market value of the average price of the Company's common stock, resulting in a put obligation payable of $2,580,338, with a corresponding charge to deferred financing costs. At March 31, 1997, the value of the warrants were estimated at $2.25 per share of common stock.
As a result, the Company reduced the put obligation payable by $2,580,338 and the corresponding deferred financing costs by $2,134,823 and interest expense by $445,515.

Debt issue costs associated with this agreement are being amortized using the effective interest method over the four-year term of the agreement.

With the proceeds received from the issuance of preferred stock (see Note 9) and a $10,500,000 advance on July 1, 1996, from a line of credit, the Company paid off notes payable with balances aggregating $12,072,668 at June 30, 1996 plus a prepayment penalty. The prepayment penalty of $2,415,877 and unamor-tized deferred financing costs of $133,831 associated with the notes paid have been recorded as an extraordinary item during the quarter ended September 30, 1996.

9.	Preferred Stock

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

                     	Response, USA, Inc. and Subsidiaries
                  	Notes to Consolidated Financial Statements
                               	March 31, 1997
                                 	(Unaudited)

9.	Preferred Stock (continued)

Up to 50% of the preferred stock may be converted beginning 45 days after closing, and the balance may be converted beginning 70 days after closing. After June 1, 1999, the Company may require conversion.

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

The Company, for the nine months ended March 31, 1997, recorded a deemed dividend of $532,494.

During the nine months ended March 31, 1997, 610 shares of Series A Convertible Preferred Stock, with a value of $610,000, and $8,740 in deemed dividends payable were converted to 190,338 shares of common stock. As a result, the Company reduced the accretion to the preferred stock and reduced the accumulated deficit in the amount of $207,400.

On September 30, 1996, the Company suspended conversion of its 1996 Series A Convertible Preferred Stock. The Company intends to re-negotiate the terms and conditions of the Preferred Stock (See Part II, Item 1. Legal Proceedings).

                   	Response, USA, Inc. and Subsidiaries
                	Notes to Consolidated Financial Statements
                             	March 31, 1997
                               	(Unaudited)


10.	Common Stock and Additional Paid-in Capital

During the nine months ended March 31, 1997, 11,110 shares of common stock, with a value of $50,000, were issued in connection with the conversion of 10% convertible subordinated promissory notes.

During the nine months ended March 31, 1997, 124,500 shares of common stock were issued as a result of the exercise of warrants and stock options. The Company recorded common stock of $996 and additional paid-in capital of $474,379.

The Company, on December 10, 1996, cancelled 50,000 shares of common stock held in escrow, in connection with an acquisition.

On December 16, 1996, the Company granted 56,350 Non-Qualified Stock Options
(NQO) at $.10 per share, expiring November 27, 2001 to employees. As a result, the Company recorded compensation expense and increased additional paid-in capital in the amount of $142,284. In addition, the Company granted 20,500 Non-Qualified Stock Options and 8,500 Incentive Stock Options to employees at $2.625, the prevailing market price, expiring November 27, 2001. As of March 31, 1997, 37,600 NQO at $.10 were exercised. The Company recorded common stock of $301 and additional paid in capital of $3,459.

During March 1997, The Company issued 25,000 shares of its common stock in connection with an acquisition of monitoring contracts. As a result, The Company recorded common stock of $200 and additional paid-in capital of $74,800.

The Company, in March 1997, issued 16,700 shares of its common stock, pursuant to a guarantee of stock valuation in connection with an acquisition.

In March 1997, The Company issued 1,094,164 shares of its common stock, valued at $3.3 million in connection with a Joint Venture (see Note 5 of Notes to Consolidated Financial Statements).

                     	Response, USA, Inc. and Subsidiaries
                  	Notes to Consolidated Financial Statements
                               	March 31, 1997
                                 	(Unaudited)




10.	Common Stock and Additional Paid in Capital (continued)

    The following is a summary of warrant activity:

                                            							Number of	 	Exercise Price
                                           							  Shares       Per Share
                                                   ---------    ------------
     Warrants outstanding at June 30, 1996	    		  3,114,430		  $2.50--$8.00

     Warrants exercised in connection with
       10% Notes--Class C			                  			    (30,000)  $3.875--$6.00

     Warrants exercised in connection with
       12% Notes--Class A		                  				    (92,000)	      	  $3.25
                                                   ---------    ------------
     Warrants outstanding at March 31, 1997	   		  2,992,430 		 $2.50--$8.00
                                                   =========    ============


 11.	Commitments and Contingencies

Contingencies
-------------
In the normal course of business, the Company is subject to litigation, none of which is expected to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

As part of certain acquisitions, the Company has guaranteed the value of its common stock at various prices ranging from $3.01 to $17.34 [for periods expiring at various dates through March, 2000]. As of March 31, 1997, the Company's contingent liabilities under these agreements aggregated approximate-ly $196,200, which may be settled in cash or by the issuance of common stock; to the extent that settlement is in common stock, the holders are entitled to piggy-back registration rights and the Company has filed a registration state-ment for 114,102 shares of common stock which are expected to be sufficient to satisfy the Company's obligation.

                      Response USA, Inc. and Subsidiaries

ITEM 2.	MANAGEMENT'S DISCUSSION ON AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Information

The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that would cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of the "safe harbor" provisions of the Reform Act. Except for the historical information contained herein, the matters discussed in this Form 10-QSB quarterly report are forward-looking statements which involve risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expecta-tions will be achieved. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in conjunction with the forward-looking statements or elsewhere herein.


Liquidity and Capital Resources

On June 30, 1996 through July 3, 1996, the Company completed a complete restructuring of its long-term debt. The Company obtained a $15.0 million dollar revolving credit facility from Mellon Bank, N.A. and issued $7.5 million dollars of its 1996 Series A Convertible Preferred Stock to institutional and individual domestic and foreign investors. The proceeds of the financing were utilized to repay the Company's existing long-term indebtedness and will result in a substantial decrease of the Company's borrowing costs. As of March 31, 1997, the Company has available on its revolving credit facility the amount of $3.7 million dollars. The credit facility bears interest at the Prime Rate, plus 1 3/4 %. The restructuring resulted in an extraordinary charge of $2,549,708 for the first quarter ended September 30, 1996 for early extinguishment of debt. The Company's working capital decreased by $6.9 million from $6.0 million to a working capital deficiency of $.9 million at March 31, 1997. On June 30, 1996, the Company recorded a preferred stock subscription receivable for $6,525,000, from a Series-A Convertible Preferred Stock subscribed with a par value of $7,500,000, net of related placement fees of $975,000 paid from the proceeds at the closing. On July 1, 1996 the Company

                  Response USA, Inc. and Subsidiaries



Liquidity and Capital Resources (continued)

entered into a four-year $15 million revolving bank line of credit agreement (see Note 8 of Notes to the Consolidated Financial Statements). With the proceeds received from the issuance of Preferred Stock on July 2, 1996 and $10,500,000 from the revolving line of credit, the Company paid off notes payable used to finance its growth through acquisitions, with balances aggregating $12.1 million. The Company believes its cash flows from operations will be sufficient to fund the Company's interest payments on its debt and capital expenditures, which are the Company's principal uses of cash other than the acquisitions of portfolios of subscriber accounts.

Net cash used in operating activities was $3.3 million. A net loss of $5,148,494 which included depreciation and amortization of $2,062,515 and prepayment fees on early extinguishment of debt of $2,549,708, were the primary reasons for cash used in operating activities. Other significant changes included changes in inventory, accounts payable trade, accrued expenses and deferred revenue. The increase in inventory of $180,000 is attributable to an increase in future orders for PERS by both private label resellers and home healthcare agencies. Accounts Payable and accrued expenses decreased by $660,000 primarily due to costs related to both the Mellon Bank, N.A. Line of Credit Agreement (see Note 8) and the issuance of Preferred Stock (see Note 9) having been accrued at June 30, 1996. Deferred revenue increased as a result of the acquisition of approximately 5,200 accounts over the past twelve months and the continued success of the Company's extended warranty program.

                      Response USA, Inc. and Subsidiaries



Liquidity and Capital Resources (Continued)

Net cash used in investing activities for the nine months ended March 31, 1997 was $4,041,394. The purchase of monitoring contracts during the nine months ended March 31, 1997 accounted for $3.6 million of the cash used in investing activities. Other investing activity included the purchase of property and equipment of $525,823 (including equipment used for rentals in the amount of $119,340), which was offset by the proceeds from the sale of equipment of $39,894, and costs incurred in connection with the Joint Venture of $4,629.

Net cash provided by financing activities was $5,974,300 for the nine month period ended March 31, 1997. Net proceeds of $6,487,551 were received from the issuance of Preferred Stock in July 1996. Proceeds from the exercise of stock options and warrants totalled $447,260. Net proceeds received from a line of credit (see Note 8 to Consolidated Financial Statements) along with the proceeds from the Preferred Stock issuance totalling $20.8 million were used to pay off notes payable totalling $12.1 million and the purchase of monitoring contracts. Principal payments on long-term debt, excluding notes payable paid off with the line of credit and preferred stock proceeds, totalling $3,210,604, were made during the nine months ended March 31, 1997.

The Company's wholly-owned subsidiary, Response Ability Systems, Inc. (RAS) filed a petition for reorganization under Chapter 11 of the Federal Bankruptcy Act in October 1987. RAS' Plan of Reorganization became effective in February 1990. As of March 31, 1997, deferred payment obligations to such pre-reorgani-zation creditors totalled $260,451, which is payable in varying installments through the year 2000.

The Company has no material commitments for capital expenditures during the next twelve months and believes that its current cash and working capital position and future cash flow from operations will be sufficient to meet its cash and working capital needs for twelve months.

The Company intends to use borrowings under the revolving bank line of credit (see Note 8--Notes to Consolidated Financial Statements) together with the remaining cash flow from operations to continue to acquire monitoring contracts. Additional funds beyond those currently available may be required to continue the acquisition program, and there can be no assurance that the Company will be able to obtain such financing.

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

Operating revenues increased by $1,280,000 (16%) and $794,000 (31%) for the nine months and three months ended March 31, 1997 as compared to the same periods ended March 31, 1996. Product sales accounted for an increase of $154,000 (8%) and $352,000 (69%) for the nine months and three months ended March 31, 1997. The increase in products sales for the nine months was primarily due to the increase in revenues from the sale of personal emergency response systems (PERS) to private label wholesalers and home healthcare agencies totalling $408,000. This increase was offset by a decrease in sales of electronic security systems of $240,000. The increase in product sales for the quarter ended March 31, 1997 as compared to the same period ended March 31, 1996 was due to the increase in sales of personal emergency response systems to both home healthcare agencies and private label wholesalers totalling $169,000 and an increase in sales of electronic security systems of $189,000. The significant growth in monitoring and service revenues of $1,169,000 (25%) and $472,000 (30%) for the nine and three month periods ended March 31, 1997, as compared to the same periods ended March 31, 1996, were due to the acquisition of 5,200 monitoring contracts over the past twelve months and the success of the Company's extended warranty program. Finance and rental income declined by $43,000 (3%) and $30,000 (7%) for the nine and three months ended March 31, 1997 as compared to the same periods ended March 31, 1996.

In December 1996, the Company entered into an Agreement granting exclusive worldwide distribution rights to Wanderwatch, a state of the art communications system designed to assist in the care of Alzheimer's afflicted patients. The Wanderwatch system provides around-the-clock monitoring of patients that may wander due to Alzheimer's Disease, Dementia, Autism, or Head Injury. It enables the Company to distribute a new product through its existing network of subscribers, hospitals, home healthcare agencies, and its dealer network. The Company will monitor the Wanderwatch System at its central monitoring station.

                    	Response USA, Inc. and Subsidiaries



Results of Operations (continued)

On March 4, 1997, the Company entered into a joint venture with BKR, Inc., to form Healthlink, Ltd. Healthlink will sell an affordable Emergency Medical Dispatch System through national retail and pharmacy chains. It currently has a commitment for a national roll out from one of the largest national retail chains in the United States. Healthlink has been in development for approximately two years, and has been successfully test marketed using an innovative marketing program. Healthlink anticipates having its product in approximately 10,000 stores within the next 24 months. The Company anticpates Healthlink will become a national brand name associated with consumer products marketed at retail. Response USA, Inc. will provide all of the monitoring and customer support services for Healthlink subscribers and owns 50% of the newly formed company.

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

The Gross Profit Margin (GPM), as a percentage of sales, increased from 68.8% to 69.7% and from 68.5% to 71.9% for the nine and three months ended March 31, 1997 as compared to the same periods ended March 31, 1996, respectively. To calculate the gross profit margin as a percentage of revenues, the Company added back an inventory adjustment of $217,000 for 1997. The inventory adjustment was primarily due to the reduction of valuation of parts used in the repair of outdated electronic security systems acquired from other alarm dealers. Services and rental costs of sales increased slightly, for both the nine and three months ended March 31, 1997 as compared to 1996, due to an increase in the monitoring charges per subscriber. The decline in GPM from services and rentals was offset by significant increases in GPM's on product sales of 9% and 20% for the same nine and three month periods ended March 31, 1997 as compared to the same periods ended March 31, 1996, respectively. The increase in the GPM's on product sales is due to increased revenues derived from the installation of electronic security systems to commercial accounts as opposed to residential customers and the utilization of in-house labor in lieu of subcontractors for the installation of electronic security systems.

Selling, general and administrative expenses grew to $5.0 million and $1.7 million for the nine and three months ended March 31, 1997, which represents increases of $700,000 (16%) and $300,000 (21%), over selling, general and administrative expenses for the same periods ended March 31, 1996. Selling, general and administrative expenses, as a percentage of total operating revenues, decreased from 54% and 57% to 53% and 53%, for the nine and three month periods ended March 31, 1997 and 1996, respectively. To calculate

                    	Response USA, Inc. and Subsidiaries





Results of Operations (continued)

both the increase in SG&A expense and the decrease in SG&A, as a percentage of operating revenues, the Company reduced expenses for nonrecurring charges totaling approximately $900,000. The nonrecurring charges include direct write-offs of accounts receivable of $228,000, an increase in the Company's allowance for doubtful accounts of $322,000, engineering, development and licensing costs of approximately $50,000, approximately $200,000 in professional and legal fees attributable primarily to the litigation involving the Company's 1996 Series A Preferred Stock (See Part II Item 1. Legal Proceedings), and approximately $100,000 in due diligence costs associated with loss from acquisition terminations and amortized transition costs. Transition costs amortized for the nine and three month periods ended March 31, 1997 and 1996, decreased by $452,000 and $293,000 respectively. The decrease in selling, general and administrative expenses of 1% and 4%, for the nine and three months ended March 31, 1997 as compared to the same periods ended for 1996, along with 19% and 22% increases in monthly recurring revenues between comparable periods, reflect efficiencies realized in the Company's corporate offices. The Company anticipates that its current level of selling, general and administrative expenses, as a percentage of sales, will continue to decrease as a result of the Company's operating revenues increasing substantially due to increases in monitoring and service revenues.

Amortization and depreciation expenses increased by $460,000 and $148,000 for the nine and three months ended March 31, 1997, respectively. The increases in amortization expense is the result of the Company's acquisitions of approximately 5,200 monitoring contracts during the past twelve months.

Interest expense decreased by $944,000 and $367,000 for the nine and three month periods ended March 31, 1997, as compared to the same periods ended
March 31, 1996. To calculate the decrease in interest expense, the Company added back $445,000 relating to the reversal of debt issue costs amortization, in connection with a change in estimate of the put obligation payable (see
Note 8-- Notes to Consolidated Financial Statements). In July 1996, the Company paid off notes payable with balances aggregating $12,072,688 with proceeds received from the issuance of preferred stock (see Note 9) and an advance from the line of credit (see Note 8), which resulted in a substantial decrease in the Company's borrowing costs.

The net losses for the nine and three month periods ended March 31, 1997 were $1.9 million and $600,000 (excluding an extraordinary item for early extinguishment of debt of $2.5 million and nonrecurring charges totalling $672,000), or ($1.16) and ($.17) per share based on 4,152,348 and 4,442,241 shares outstanding (after effecting net loss for accretion and deemed dividends on preferred stock totalling $2,875,000), as compared to net losses of $2.7 million and $1.1 million or ($2.37) and ($.72) per share based on 1,123,536

                    	Response USA, Inc. and Subsidiaries



Results of Operations (continued)

and 1,521,176 shares outstanding, for the nine and three months ended March 31, 1996. Earnings before interest, taxes, depreciation and amortization (EBITDA), excluding the loss on debt extinguishment and nonrecurring charges, improved from $1.2 million to $1.6 million and from $296,000 to $583,000 for the nine and three months ended March 31, 1996 and 1997, respectively.

                  			Response USA, Inc. and Subsidiaries



PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Response USA, Inc. (the "Company"), effective September 30, 1996, suspended conversion of its 1996 Series A Convertible Preferred Stock ("Preferred Stock").

On January 2, 1997, Lake Management LDC and KA Investments LDC, each holders of the Preferred Stock, filed a complaint in the Court of Chancery of the State of Delaware against the Company challenging among other things, the Company's decision to suspend conversion and seeking, among other things, specific performance under a Certificate of Designation to convert their Preferred Stock to Common Stock of the Company. The case is captioned Lake Management LDC and KA Investments LDC v. Response USA, Inc., Civil Action No. 15449. On February 10, 1997, the Company responded to the complaint by filing an Answer, Defenses and Counterclaim. A Reply to the Counterclaim was filed on March 3, 1997.

On February 18, 1997, Halifax Fund, L.P., a holder of the Preferred Stock, filed a Complaint, a Motion for a Preliminary Injunction and a Motion for Expediting Proceedings in the Court of Chancery of the State of Delaware against the Company also challenging, among other things, the Company's decision to suspend conversion and seeking, among other things, specific per-formance under a Certificate of Designation to convert its Preferred Stock to Common Stock, No. 15553. On March 5, 1997, the court held a conference and denied plaintiff's request for a hearing on plaintiff's motion for a preliminary injunction. On March 11, 1997, plaintiff filed a second Motion for a Preliminary Injunction. The Court held a telephonic conference on March 12, 1997 and denied plaintiff's request on its second preliminary injunction motion. Plaintiff filed a motion for summary judgment, and the Court held a hearing on that motion on May 13, 1997.

On May 13, 1997, the Delaware Court of Chancery granted partial summary judgement to Halifax solely with respect to their right to convert Preferred Stock into Common Stock. Subsequent to the hearing, Response USA, Inc., reached an agreement in principle with Halifax Fund, L.P., a holder of 1,000 shares of the Company's Series A Convertible Preferred Stock (14.5% of the outstanding shares), which provides for the conversion of the Preferred Stock and orderly sale of the underlying common stock to certain unaffiliated purchasers. The agreement with Halifax is subject to the completion of satisfactory documenta-tion and performance of all obligations thereunder.

On May 13, 1997, the Company also announced that Holders of the requisite number of shares of Preferred Stock (other than Halifax), have expressed agreement, either orally or in writing, with the Company's proposed modifica-tion to the terms of the Preferred Stock, which provides that the Company shall

               	   		Response USA, Inc. and Subsidiaries


PART II.	OTHER INFORMATION

Item 1. Legal Proceedings (continued)

have the right to redeem the Preferred Stock at any time through November 30, 1997, for cash in an amount equal to 135% of the original purchase price, together with interest at the rate of 12% per annum for the period from May 12, 1997, through the date of repayment. According to the terms of the proposal, after November 30, 1997, any outstanding shares of Preferred Stock may be converted in the discretion of the holder based upon a value of the Preferred Stock equal to 120% of the holder's investment. The Company believes that a formal consent and approval of the modification to the terms of the Preferred Stock (which includes the foregoing terms), will be achieved and will be binding upon all holders of Preferred Stock.

Item 2.	Changes in Securities - None.

Item 3.	Defaults Upon Senior Securities - None.

Item 4.	Submission of Matters to a Vote of Security Holders - None.

Item 5.	Other Information - None.

Item 6.	Exhibits and Reports on Form 8-K

		(a)	Exhibits -
           (11) Computation of Loss per Common Share

		(b)	Report on Form 8-K - Filed on March 20, 1997.

                			Response USA, Inc. and Subsidiaries

SIGNATURES

		Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 Response USA, Inc.                                        	 May 14, 1997
 ------------------                                          ------------
   	Registrant




By:/S/Richard M. Brooks
   --------------------
  	Richard M. Brooks
  	President and Chief Executive and Financial Officer
  	Principal Financial Officer
  	Principal Accounting Officer




By:/S/Ronald A. Feldman
   --------------------
  	Ronald A. Feldman
  	Chief Operating Officer
  	Vice President, Secretary
  	Treasurer