Form 10KSB40
period 1997-06-30
RESPONSE USA INC
filed 1997-10-10
CIK 889087

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549
                                     ___________

                                     FORM 10-KSB

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended JUNE 30, 1997  or
                          -------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from        to
                              ------    -------
                            Commission File Number 0-20770


                                  RESPONSE USA, INC.
                                  ------------------
                (Exact name of registrant as specified in its charter)

              DELAWARE                                   22-3088639
              --------                                ----------------
              (State or other jurisdiction of         (I.R.S. Employer
               incorporation or organization)         Identification No.)

              11-H PRINCESS ROAD, LAWRENCEVILLE, NEW JERSEY         08648
              ---------------------------------------------     -------------
              (Address of principal executive offices)            (Zip Code)

              Registrant's telephone number, including area code: (609)896-4500
                                                                  -------------

    Securities registered pursuant to Section 12(b) of the Act:

                                                      NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                     ON WHICH REGISTERED
              -------------------                     -------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's gross revenues for the most recent fiscal year were $12,722,903.

         The aggregate market value of the Voting Stock held by non-affiliates (based upon the closing bid price) on October 4, 1997, was approximately $19,079,440.

         As of October 4, 1997, there were 6,596,589 shares of Common Stock, Par Value $.008 Per Share (the "Common Stock"), outstanding.

         Certain exhibits listed in Item 13 of Part IV have been incorporated by reference. The index to exhibits appears on page 42.

                                  RESPONSE USA, INC.
                            1997 Form 10-KSB Annual Report

                                  TABLE OF CONTENTS

Item 1.  Business...........................................................  3

Item 2.  Properties......................................................... 21

Item 3.  Legal Proceedings.................................................. 22

Item 4.  Submission of Matters to a Vote of Security Holders................ 22

Item 5.  Market for the Registrant's Common Stock and Related Security
         Holder Matters..................................................... 23

Item 6.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................. 24

Item 7.  Financial Statements............................................... 31

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure............................................... 32

Item 9.  Directors and Executive Officers of the Registrant ................ 33

Item 10. Executive Compensation............................................. 35

Item 11. Security Ownership of Certain Beneficial Owners and Management..... 40

Item 12. Certain Relationships and Related Transactions..................... 41

Item 13. Exhibits and Reports on Form 8-K................................... 42

                                        PART I

ITEM 1.  BUSINESS

GENERAL

    As used herein, the term "Company" means, unless the context requires otherwise, the Company and its wholly-owned subsidiaries, United Security Systems, Inc. ("USS"), Emergency Response Systems, Inc. ("ERS"), and Response Ability Systems, Inc. ("Systems") and HealthLink, Ltd. ("HealthLink"), an entity in which the Company has a 50% equity interest.

    THIS ANNUAL REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS ANNUAL REPORT AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS
OF THE COMPANY, WITH RESPECT TO (I) THE COMPANY'S ACQUISITION AND FINANCING PLANS, (II) TRENDS AFFECTING THE COMPANY'S FINANCIAL CONDITION OR RESULTS OF OPERATIONS, (III) THE IMPACT OF COMPETITION AND (IV) THE EXPANSION OF CERTAIN OPERATIONS. ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

    The Company is a fully-integrated security systems provider engaged in the monitoring, sale, installation and maintenance of residential and commercial security systems and personal emergency response systems ("PERS"). The Company is a regional provider of security alarm monitoring services for residential and small business subscribers operating in the states of New York, New Jersey, Pennsylvania, Delaware and Connecticut. The Company is also a nationwide provider of PERS products which enable individual users, such as elderly or disabled persons, to transmit a distress signal using a portable transmitter. The Company has an aggregate of over 48,000 alarm and PERS subscribers for which it provides monitoring services. As a result of the Company's acquisitions of subscriber account portfolios, the Company's monthly recurring revenue ("MRR") has grown by 60%, to approximately $800,000 for the month ended June 30, 1997, from approximately $500,000 for the month ended June 30, 1995. According to a May 1997 report published by Security Distributing and Marketing ("SDM"), an organization which publishes industry reports, as of December 31, 1996, the Company is the 31st largest electronic security company in the United States, based on total revenues, and the 25th largest electronic security company, based on recurring annual revenues.

    The Company's electronic security systems business utilizes electronic systems installed in businesses and residences to provide (i) detection of events such as intrusion or fire, (ii) surveillance and (iii) control of access to property. The detection devices are monitored by a third-party monitoring station located in Euclid, Ohio (the "Monitoring Station"). The Monitoring Station personnel verify the nature of the emergency and contact the appropriate emergency authorities in the user's area. In some instances, commercial customers may monitor these devices at their own premises or the devices may be connected to local fire or police departments. The products and services marketed in the electronic security services industry range from residential systems that provide basic entry and fire protection to more sophisticated commercial systems.

    The Company's PERS is an electronic device which is designed to monitor, identify and electronically report emergencies requiring medical, fire or police assistance, to help elderly, disabled and other individuals. When activated by the pressing of a button, or automatically, in the case of certain environmental temperature fluctuations, the transmitter sends a radio signal to a receiving base installed in the user's home. The receiving base relays the signal over telephone lines to the Monitoring Station which provides continuous monitoring services. In addition, this signal establishes two-way voice communication between the user and the Monitoring Station personnel directly through the PERS unit, thereby avoiding any need for the user to access a telephone.

    The electronic security services industry is highly fragmented and the Company's strategy is to grow by acquisition, as well as by offering new products and services. According to an industry report published in 1996, there are approximately 12,000 separate security services companies nationally and, according to the May 1997 SDM report, the electronic security services industry generates an aggregate of approximately $13 billion in revenues annually. The Company believes that there is an industry-wide trend towards consolidation due, in part, to the relatively high fixed costs of maintaining a centralized monitoring station and the relatively low incremental cost of servicing additional subscribers. The Company completed the acquisition of an aggregate of 38 subscriber account portfolios (a total of approximately 25,000 subscriber accounts) during the three fiscal years ended June 30, 1997.

    The Company has recently entered into an agreement with Triple A Security Systems, Inc. ("Triple A"), pursuant to which the Company would acquire substantially all of the assets of Triple A upon the consummation of this offering. Triple A is engaged in the installation, monitoring and servicing of residential and commercial alarm systems, principally in northeastern Pennsylvania. Triple A currently services approximately 14,000 subscriber accounts which are monitored by its central monitoring station. In addition, the Company has entered into an agreement, pursuant to which, if consummated, the Company would acquire approximately 2,000 additional subscribers. See "Business -- Pending Acquisitions."

    In March 1997, the Company acquired a 50% interest in HealthLink. HealthLink markets a low-cost PERS product containing basic one-way transmission features (the "HealthLink System"). The HealthLink System is distributed nationally through retail stores, including Target Stores ("Target") (808 stores), Long's Drugs, a west-coast regional chain (305 stores), Fred Myer, a northwest regional chain (104 stores), Fry's, a southwest regional chain (51 stores) and Bergen Brunswick's west-coast Good Neighbor Pharmacies (429 stores), accounting for distribution through a total of approximately 1,700 stores as of the date hereof. The Company is negotiating with several other chain stores to further increase distribution. The Company provides monitoring and related services to HealthLink System customers, is responsible for billing and collecting from such customers and receives a portion of the recurring revenue as a fee for providing these services.

    In November 1996, the Company entered into a two-year agreement, granting it the exclusive worldwide distribution rights within the health care industry to WanderWatch-TM-, a monitoring system designed to assist in the care of patients with Alzheimer's disease, autism, head injury, dementia or other diseases or injuries which may involve memory loss. WanderWatch-TM- is similar to PERS, except that the transmitter is designed to be continuously activated and transmits a signal to the base unit. If the base unit does not receive the requisite number of transmissions, it indicates that the patient may have wandered outside the "safety range," and triggers an alarm in the home base unit. If the alarm is not disabled, a signal is automatically transmitted to the Monitoring Station, whose personnel will then place calls based upon a set protocol established by the caregivers. The license agreement for WanderWatch-TM- provides for automatic one-year renewals and the Company's exclusive rights to the license are subject to forfeiture under certain circumstances. WanderWatch-TM- is currently being test-marketed by the Company and the Company does not anticipate commencing distribution of the product until fiscal 1999.

    The Company's revenues consist primarily of recurring payments under written contracts for the monitoring and servicing of security systems and PERS products. The Company currently monitors approximately 48,000 subscribers. For the fiscal year ended June 30, 1997, monitoring and service revenues represented 76.9% of total revenues. MRR is a term commonly used in the alarm industry and means monthly recurring revenue that the Company is entitled to receive under contracts in effect at the end of the period. MRR is utilized by the alarm industry to measure the size of a company, but not as a measure of profitability or performance, and does not include any allowance for future attrition or allowance for doubtful accounts. During the fiscal year ended June 30, 1997, the Company's MRR grew by 60.0%, to approximately $800,000 from approximately $500,000 for the fiscal year ended June 30, 1995. Total revenues have increased during such period from $9,332,536 to $12,722,903, or 36.3%.

ELECTRONIC SECURITY INDUSTRY

    The security services industry encompasses a wide range of products and services, which can be broadly divided into electronic monitoring products and services which the Company provides and highly labor intensive manned guarding and patrol services, which the Company does not currently provide, but will provide upon the consummation of the acquisition of The Jupiter Group, Inc. d/b/a Triple A Patrol ("Jupiter"). Electronic monitoring products and services consist of the sale, installation, continuous monitoring and maintenance of electronic security systems. This business utilizes modern electronic devices installed in customers' businesses and residences to provide (i) detection of events such as intrusion or fire, (ii) surveillance,
(iii) control of access and (iv) control of articles. Event detection devices are monitored by a monitoring center, which is linked to the customer through telephone lines. This center is often located at remote distances from the customer's premises. In some instances, the customer may monitor these devices at its own premises or the devices may be connected to local fire or police departments. The products and services marketed in the electronic security services industry range from residential systems that provide basic entry and fire protection to sophisticated commercial systems incorporating closed-circuit television systems and access control. See "Business--Pending Acquisitions."

    The Company believes that the electronic security services industry is characterized by the following attributes:

    - HIGH DEGREE OF FRAGMENTATION. The electronic security services industry is comprised of a large number of local and regional companies and several integrated national companies. The Company believes that, based on industry studies, there are approximately 12,000 separate security services companies nationally generating an aggregate of approximately $13 billion in revenues annually. A survey published by SDM magazine in May 1996 reported that, in 1995, based upon information provided by the respondents, the 100 largest companies in the industry accounted for approximately 23% of total industry revenues.

    - TREND TOWARD CONSOLIDATION. The Company believes that because the central station monitoring sector of the electronic industry has relatively high fixed costs but relatively low incremental costs associated with servicing additional subscribers, the industry offers significant opportunities for consolidation. In addition, the Company believes that the fragmented nature of the industry can be attributed to the low capital requirements associated with performing basic installation and maintenance of electronic security systems. However, the business of a full service, integrated electronic security services company which provides central station monitoring services is capital intensive, and the Company believes that the high fixed costs of establishing both central monitoring stations and full service operations contribute to the small number of national competitors.

    - CONTINUED PRODUCT DIVERSIFICATION AND INTEGRATION OF SERVICES. A recent trend in the commercial electronic security services industry has been increased integration of different types of products into single systems provided by single vendors. The Company believes that this trend has resulted from commercial needs for enhanced security services on a more cost-effective basis. Whereas basic alarm systems were once adequate for many businesses, it appears that many companies now require access control and closed circuit television systems integrated into a single system to provide for their overall security needs. A security system which provides burglar and fire alarm monitoring along with closed circuit television and access control, all integrated into one central system, not only provides enhanced security services, but also is more cost-effective than four separate systems installed by four separate vendors. The Company is positioning itself to take advantage of this trend by expanding the breadth of its electronic security service offerings.

    - ADVANCES IN DIGITAL COMMUNICATIONS TECHNOLOGY. Prior to the development of digital communications technology, alarm monitoring required a dedicated telephone line, which made long-distance monitoring uneconomic. Consequently, in order to achieve a national or regional presence, alarm monitoring companies were required to maintain a large number of geographically dispersed monitoring stations. The development of digital communications technology eliminated the need for dedicated telephone lines, reducing the cost of monitoring services to the subscriber and permitting the monitoring of subscriber accounts over a wide geographic area from a central monitoring station. The elimination of local monitoring stations has decreased the cost of providing alarm monitoring services and has substantially increased the economies of scale for larger alarm service companies. In addition, the concurrent development of microprocessor-based control panels has substantially reduced the cost of the equipment available to subscribers in the residential and commercial markets and has substantially reduced service costs because many diagnostic and maintenance functions can be performed from a company's office without having to send a technician to the customer's premises.

    The Company believes that several factors contribute to a favorable market for electronic security services generally in the United States:

    - HIGH LEVEL OF CONCERN ABOUT CRIME. As violent crime and the reporting of crime by the news media has increased, the perception by Americans that crime is a significant problem has also grown. Concurrently, demand for security systems has grown with greater awareness of risk management within the business community. In addition to the protection that electronic detection and surveillance systems provide, the Company believes that such systems also have a deterrent effect against crime.

    - INSURANCE REQUIREMENTS AND PREMIUM DISCOUNTS. The increase in demand for security systems may also be attributable, in part, to the requirement of insurance companies that businesses install an electronic security system as a condition of insurance coverage. The purchase of an electronic alarm system often entitles the subscriber to obtain premium discounts as well. In addition, in order to comply with many municipal fire codes, the installation of an electronic fire system is required in many localities.

ELECTRONIC SECURITY SERVICES

    MONITORED ELECTRONIC SECURITY SYSTEMS

    The Company's electronically-monitored security systems involve the use on a customer's premises of devices designed to detect or react to various occurrences or conditions, such as intrusions, movement, fire, smoke, flooding, environmental conditions (including temperature or humidity variations) and other hazards. In most systems these detection devices are connected to a microprocessor-based control panel which communicates through telephone lines to the Monitoring Station where alarm and supervisory signals are received and recorded. Systems may also incorporate an emergency "panic button," which when pushed causes the control panels to transmit an alarm signal that takes priority over other alarm signals. In most systems, control panels can identify the nature of the alarm and the areas within a building where the sensor was activated and transmit the information to the Monitoring Station. Depending upon the type of service for which the subscriber has contracted, Monitoring Station personnel respond to alarms by relaying appropriate information to the local fire or police departments, notifying the customer or taking other appropriate action. As of June 30, 1997, the Company has approximately 25,000 alarm subscribers for which it provides monitoring services. Of such alarm subscribers, approximately 80% are residential and 20% are commercial.

    RESIDENTIAL SYSTEMS. Residential security services consists of the sale, installation, monitoring and maintenance of electronically monitored security systems to detect intrusion and fire. The Company believes that the demand for residential systems results from a general awareness of crime and security concerns. In addition, residential customers are usually able to obtain more favorable insurance rates if an electronically monitored security system is installed in their home. Approximately 80% of the Company's customers are residential. On average, fees charged for residential monitoring services are lower than the fees charged for commercial monitoring services. Contracts for residential services are generally for an initial four-year term, automatically renewing on a year-to-year basis thereafter, unless canceled.

    COMMERCIAL SYSTEMS. The Company also provides electronic security services and products to commercial businesses and facilities. These systems and products are tailored to customers' specific needs and include electronic monitoring services that provide intrusion and fire detection, as well as card or keypad activated access control systems and closed circuit television systems. The Company also markets standard security packages for specific types of commercial customers. Certain commercial customers require more complex electronic security systems. To meet this demand, the Company also sells integrated electronic security systems that combine a variety of electronic security services and products. These systems are integrated by the Company to provide a single computer-controlled security system.

    PRODUCTS

    The Company sells products offered by several different manufacturers. Systems are generally purchased by the customers, although the Company does lease a limited number of systems. When the system is sold, the customer pays the Company the purchase price. When the system is leased, only an installation fee is charged. Customers agree to pay monthly service charges for monitoring and may also subscribe for maintenance services. Uniform package prices are offered to residential customers who purchase standard security systems, which includes a fixed number of detection devices. Frequently, customers add detection devices at an additional charge to expand the coverage of the system. Pricing depends upon the monitoring components installed, the type of alarm transmission and other services required.

    INSTALLATION, SERVICE AND MAINTENANCE

    As part of its effort to provide high-quality service to its residential and commercial customers, the Company maintains a trained installation, service and maintenance staff. These employees are trained by the Company to install and service the various types of commercial and residential security systems which the Company sells. The Company does not manufacture any of the components used in its electronic security service business.

    Installations of new alarm systems are performed promptly after the completion of the sale of the account. After completing an installation, the technician instructs the subscriber on the use of the system and furnishes a written manual and, in many instances, an instruction video. Additional follow-up instruction is provided by sales consultants in the branch offices on an as-needed basis.

    The increasing density of the Company's subscriber base as a result of the Company's continuing strategy to "infill" its existing branch service areas with new subscribers permits more efficient scheduling and routing of field service technicians and results in economies of scale at the branch level. The increased efficiency in scheduling and routing also allows the Company to provide faster field service response and support, which leads to a higher level of subscriber satisfaction.

    The Company offers an extended one-year service protection plan which provides that, for an additional fee, the Company will cover the normal costs of repair and maintainance of its systems during normal business hours after the expiration of the initial warranty period.

    CONTRACTS

    The Company's alarm monitoring subscriber contracts generally have initial terms ranging from four to five years in duration, and provide for automatic renewal for a fixed period, unless the Company or subscriber elects to cancel the contract at the end of the applicable period. The Company maintains an individual file with a signed copy of the contract for each of its subscribers and a computerized data base.

    Substantially all of the Company's alarm monitoring agreements for the Company's residential subscribers (which constitute approximately 80% of the Company's alarm subscriber customer base) provide for subscriber payments of between $20 and $32 per month. The Company's commercial subscribers typically pay between $25 to $50 per month.

    In the normal course of its business, the Company experiences customer cancellations of monitoring and related services as a result of subscribers relocating, the cancellation of purchased accounts in the process of assimilation into the Company's operations, unfavorable economic conditions, dissatisfaction with field maintenance service and other reasons. This attrition is offset to a certain extent by revenues from the sale of additional services to existing subscribers, price increases, the reconnection of premises previously occupied by subscribers, conversion of accounts previously monitored by other alarm dealers and guarantees provided by sellers of such accounts against account cancellations for a period following the acquisition.

ELECTRONIC SECURITY SERVICES BUSINESS STRATEGY

    THE ACQUISITION PROGRAM

    The Company grows primarily by acquiring subscriber accounts from smaller alarm companies. The Company focuses on acquisitions that allow it to increase its subscriber density in each area in which it operates. This leads to greater field maintenance and repair efficiencies. The Company believes that it is an effective competitor in the acquisition market because of the substantial experience of its management team over the past three years in completing 38 acquisitions. In addition, the Company has entered into agreements, pursuant to which, if consummated, the Company would acquire an additional 16,000 subscriber accounts.

    During the fiscal year ended June 30, 1996, the Company consummated 16 acquisitions, purchasing approximately 9,200 subscriber accounts for an aggregate consideration of $5,638,637 in cash and 294,045 shares of Common Stock. As part of the acquisitions, the Company also issued 15,000 shares of restricted Common Stock as payment of financing costs to the lender that financed the acquisitions.

    During the fiscal year ended June 30, 1997, the Company consummated 14 acquisitions, purchasing approximately 5,300 subscriber accounts for an aggregate consideration of $3,424,712 in cash and 25,000 shares of Common Stock. The Company anticipates continuing its acquisition program. The Company typically acquires only the subscriber accounts, and not the facilities or liabilities, of acquired companies. As a result, the Company is able to obtain gross margins on the monitoring of acquired subscriber accounts that are similar to those that the Company currently generates on the monitoring of its existing subscriber base. In addition, the Company may increase the monitoring charges paid by those subscribers if it is determined that those currently being paid do not reflect the market area rates. The Company is unable to predict the timing, size or frequency of any acquisitions in the future.

    Since the Company's primary consideration in making an acquisition is the amount of MRR that will be derived from such new subscribers, the price paid by the Company is customarily based upon such MRR. To protect the Company against the loss of acquired accounts and to encourage the seller of such accounts to facilitate the transfer of the subscribers, management typically requires the seller to provide guarantees against account cancellation for a period following the acquisition, typically 9-18 months. The Company usually holds back from the seller 10%-20% of the acquisition price, and has the contractual right to utilize such holdback to recapture a portion of the purchase price based on the lost MRR arising from the cancellation of acquired accounts.

    In evaluating the quality of the accounts acquired, the Company relies primarily on management's knowledge of the industry, its due diligence procedures, its experience integrating accounts into the Company's operations, its assumptions as to attrition rates for the acquired accounts and the representations and warranties of the sellers.

    The Company employs a comprehensive acquisition program to identify, evaluate, and assimilate acquisitions of new subscriber accounts that includes three stages: (i) the identification and negotiation stage; (ii) the due diligence stage; and (iii) the assimilation stage.

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

    The Company develops a specific assimilation process, in conjunction with the seller, for each acquisition. Assimilation programs typically include a letter, approved by the Company, from the seller to its subscribers, explaining the sale and the transition, followed by one or more letters or packages that include the Company's subscriber service brochures, field service and monitoring service telephone number stickers, yard signs and window decals. Thereafter, almost all new subscribers are contacted individually by telephone by a member of the Company's customer service department for the purpose of soliciting certain information and addressing the subscriber's questions or concerns.

    PENDING ACQUISITIONS

    On July 31, 1997, the Company entered into an agreement with 4R Security, Inc. ("4R Security") to acquire approximately 2,000 alarm monitoring subscriber accounts and certain assets of 4R Security for a purchase price of approximately $1,600,000, substantially all of which is payable in cash and a portion of which is payable in stock, subject to certain adjustments and holdbacks. Since 4R Security has filed for protection under the United States Bankruptcy Code, the acquisition is conditioned upon the approval by the United States Bankruptcy Court for the Eastern District of New York. Pursuant to the agreement, 4R Security has agreed not to solicit or otherwise communicate with any customer whose account was purchased by the Company for the purpose of inducing such customer to discontinue its relationship with the Company. If the acquisition is consummated, the Company will assume the balance of 4R Security's lease for its premises in Patchogue, New York.

    On September 30, 1997, the Company entered into an asset purchase agreement with Triple A, pursuant to which the Company agreed to acquire substantially all of the assets of Triple A for aggregate consideration of approximately $12,500,000, including $10,000,000 payable in cash, approximately $1,750,000 payable in Common Stock, based on the lesser of market (as defined) at closing or the price per share of Common Stock with respect to the Company's anticipated offering of Common Stock, and $750,000 in the assupmtion of liabilities of Triple A. The purchase price is subject to adjustment at the closing under certain circumstances. The closing of the acquisition is conditioned on the closing of the anticipated offering, and the Company intends to utilize a portion of the proceeds from the anticipated offering to consummate the acquisition. Triple A is engaged in the installation, monitoring and servicing of residential and commercial alarm systems, principally in northeastern Pennsylvania. Triple A currently services approximately 14,000 subscriber accounts which are monitored by Triple A's central monitoring station. As part of the acquisition, the Company has agreed to enter into an employment agreement with Robert L. May, President and sole stockholder of Triple A, on terms to be agreed upon by the parties.

    The holder of all of the common stock of Triple A is the owner of 80% of the common stock of Jupiter. In connection with the Triple A acquisition, on September 30, 1997, the Company entered into an agreement to acquire all of the outstanding stock of Jupiter, a patrol service company. Jupiter's patrol services are principally supplied in areas in which the Company believes that Triple A is a substantial provider of security systems services. The patrol service supplements the Company's alarm monitoring service by providing routine patrol of a subscriber's premises and neighborhood, response to alarm system activations and "special watch" services, such as picking up mail and newspapers and increased surveillance when the customer is on vacation.

    Jupiter also offers "dedicated" patrol service to homeowners' associations in selected markets, for which Jupiter provides a marked car for patrol exclusively in such association's neighborhood. The Company believes that offering such services will enable it to increase sales of the Company's alarm monitoring services within such neighborhoods. The acquisition involves a line of business in which the Company has no previous experience and may involve risks and uncertainties which are unknown to the Company.

    DEALER PROGRAM

    The Company recently commenced a dealer program (the "Dealer Program") which allows it to participate in the growth of the residential security alarm market by providing monitoring and field service repair services to subscriber accounts generated on a monthly basis through exclusive purchase agreements with independent alarm companies specializing in the sale and installation of residential alarm systems. The dealers that the Company selects for the Dealer Program are typically small alarm companies that specialize in installing alarm systems for residential or small businesses in a specified geographic area. The Company enters into exclusive contracts with such dealers that provide for the purchase by the Company of the dealers' subscriber accounts on an ongoing basis. The dealers install alarm systems, arrange for the subscriber to enter into the Company's alarm monitoring agreements, and install the Company's yard signs and window decals. In addition, the Company evaluates the credit history of the prospective new subscriber prior to purchase from the dealer. The Company is currently purchasing approximately 75 accounts per month through its Dealer Program and anticipates an expansion of this program during its next fiscal year.

PATIENT MONITORING SERVICES

    PERS INDUSTRY

    The personal emergency response industry generally consists of companies that provide technological support services to help elderly or medically-at-risk individuals live independently, without the need of supervised care. In the Company's view, the recent growth of the emergency response market is strongly linked to the belief of medical professionals that such individuals should be encouraged to live independently for as long as possible. The Company believes that the demand for emergency response systems may increase as the number of people over 65 years of age, and the number of such persons living alone, increases. Currently, two groups of individuals are perceived to be the principal users of PERS products. The first group consists of elderly people who are capable of living independently and who are seeking ways to extend their ability to maintain their independence. The second group consists of those who experience short-term medical needs for whom the PERS is primarily used to reduce the length of a hospital stay and to provide short-term assistance at home during the recuperation period. Other potential users include "latch-key" children and others for whom immediate, automatic access to emergency assistance is desirable.

    PERS PRODUCTS AND MONITORING SERVICES

    PRODUCTS. The Company's PERS is designed to monitor, identify and electronically report emergencies requiring medical, fire and police assistance. The PERS unit consists of two basic components: (i) a portable pendant transmitter that is worn around the neck (the system also includes a portable, hand-held transmitter that can be attached to the user's belt or mounted on a wall); and (ii) a receiving base that is installed in the user's home and connected to the user's telephone line. The Company's PERS also includes a smoke detector (in certain states) that transmits a distress signal to the Monitoring Station in the event of fire, and a medical/police hand-held transmitter that transmits a medical or police distress signal to the Monitoring Station. Both the pendant and medical/police hand-held transmitter send a medical distress signal to the Monitoring Station; however, the hand-held transmitter also sends a police distress signal on a separate channel when activated.

    The Company's PERS has a variety of safety features, including an environmental control which detects temperature fluctuations, a cancel function to avoid false alarms, an alternative power source, which allows the system to remain functional in the event of a generalized power failure, and a special transmitter designed for use by handicapped persons. In addition, once activated, the PERS "seizes" the user's telephone line to which the receiving base is connected and dials the Monitoring Station until a connection is established, regardless of whether the user's telephone is in use or off the hook. Each PERS is tested before release for sale and is re-tested immediately after installation in a user's home.

    MONITORING SERVICES. Users of the Company's PERS products initiate a distress signal by pressing a button on the portable transmitter included in the system. Once activated, the transmitter sends radio signals to the receiving base (the transmitter has an effective range of approximately 150 feet), which in turn translates the radio signal and automatically dials the Monitoring Station using a toll-free telephone number. Once telephone contact is made with the Monitoring Station, a coded signal automatically initiates the electronic retrieval of personal data relating to the user who initiated the distress signal. Such data includes the user's name and address, directions to the user's home, allergies, medications, best route of entry into the user's home during an emergency, and the doctor and family members that should be contacted. In addition, this signal establishes two-way voice communication between the user and Monitoring Station personnel directly through the PERS hardware, avoiding any need for the user to access a telephone. Monitoring personnel verify the nature of the emergency by speaking with the individual and, if necessary, notify the predetermined emergency authorities in the user's area. If the monitoring personnel are unable to establish voice communication with the user, agencies are notified immediately. As of June 30, 1997, the Company has approximately 23,000 PERS monitoring subscribers in approximately 45 states for whom it provides monitoring services. The Company's monitoring service is available only to users of the Company's PERS; PERS products cannot be programmed to permit the customer to utilize a competitor's monitoring service.

    The Company provides all of its PERS users with a 24-hours-per-day, 365 days-per-year monitoring service. The monthly charge for monitoring services paid by the subscriber is approximately $28. The Company's contracted monitoring facility is located in Euclid, Ohio and is accessible by PERS users nationwide through toll-free emergency telephone lines. The monitoring facility contains telecommunications and computer equipment with the capacity to monitor tens of thousands of PERS users simultaneously, and to receive and act upon a user's emergency signal. On average, the Company receives 1,000 calls per day from its PERS users, of which approximately 60% are made by users for test purposes. The Company maintains a duplicate set of all customer data at its contracted Euclid, Ohio facility.

    SALES AND MARKETING

    The Company sells its PERS products in the United States directly to consumers through referrals by affiliated hospitals and through franchisees and private label re-sellers (principally home alarm companies). In Canada, the Company's PERS products are marketed exclusively by a Canadian distributor. Until 1991, substantially all PERS products were sold through franchisees, although the sale of new franchises was discontinued in 1987. Currently, the Company's direct sales are generated principally by the Company's home health care division, which commenced operations in March 1991. The following is a summary of the Company's current and proposed marketing programs.

    FRANCHISEES AND DISTRIBUTORSHIP. The Company ceased offering new franchises for sale in 1987 and has no current plans to resume selling franchises in the future. Existing franchisees, however, are allowed to renew their franchise annually upon payment of a $350 renewal fee. As of August 31, 1997, approximately 80 franchisees had paid their franchise renewal fee for the 1998 fiscal year.

    Franchisees are independent contractors who purchase or lease their PERS requirements from the Company in accordance with a schedule of prices established by the Company, and resell PERS products in non-exclusive territories. Franchisees also are required to contract with the Company to provide monitoring services to the franchisee's customers. In addition, the Company offers billing and collection services to franchisees. Franchisees are required to pay a monthly fee to the Company for each customer monitored, the amount of which is dependent upon the number of accounts serviced and the level of other services (for instance, billing and collection) provided. The Company also sells advertising and promotional materials, accessories and supplies to its franchisees pursuant to a published price list.

    HOME HEALTH CARE DIVISION. In March 1991, the Company established a home health care division to market PERS products to hospitals and home health care agencies. Hospitals and home health care agencies may either purchase or lease/purchase PERS products for their patients, with monitoring services provided by the Company. The consumer acquires the PERS from the home health care agency, and the Company's obligations are limited to providing monitoring services. Additional markets for the Company's home health care division include state and local welfare agencies. The Company is also actively soliciting agreements with municipalities to provide the Company's PERS services as part of the municipalities' total health and other assistance programs. The Company has entered into agreements with the Philadelphia

Corporation on Aging and the municipality of Los Angeles, Department of Aging, pursuant to which the Company provides PERS and monitoring services to clients of such entities.

    PRIVATE LABEL PROGRAMS. The Company also supplies PERS products for vendors under product names owned by the vendors. Currently, sales under these programs are limited. Currently, all of the Company's private label vendors provide their own monitoring services. The Company's gross profit margins on sales in its private label programs are significantly lower than margins on its direct and franchisee sales programs.

PRODUCTION

    The principal materials utilized in the production of PERS products consist of electronic components which are obtained from several suppliers. The sub-contractor also purchases molded plastic, printed circuit boards and miscellaneous hardware from several sources. The Company believes that the required electronic components are not unique to a particular vendor and that other sources could be obtained, although some delay in production might result if it were necessary to find new sources for electronic components.

HEALTHLINK

    HealthLink is a 50% joint venture between the Company and BKR, Inc. HealthLink was formed in March 1997 to distribute the HealthLink System through retail pharmacies. In connection with its investment in HealthLink, the Company issued 1,094,166 shares of Common Stock to BKR, Inc. and issued a performance-based warrant, expiring March 3, 2002, to BKR, Inc., entitling it to purchase up to 30,000 shares of Common Stock for each 10,000 PERS products sold by HealthLink at an exercise price of $3.00 per share up to a maximum of 450,000 shares of Common Stock. HealthLink's distribution has grown from 58 stores in the fourth quarter of 1996 to approximately 1,700 stores as of the date hereof. To date, HealthLink has sold and shipped approximately 3,300 systems to such stores. HealthLink is currently available in Target (808 stores) nationwide, Long's Drugs (305 stores), Fry's (51 stores), Fred Myer (104 stores) and in 429 Bergen Brunswick's west-coast Good Neighbor Pharmacies.

    The HealthLink System is designed as a low-cost PERS for use by senior citizens. The HealthLink System has a suggested retail price of $129.95 in most stores, and provides monitoring revenue to HealthLink of approximately $23 per month. The HealthLink System is manufactured by a third-party foreign manufacturer. The Company provides monitoring and related services to HealthLink System customers, is responsible for billing and collecting from such customers and receives a portion of the recurring revenue as a fee for providing these services.

WANDERWATCH-TM-

    On November 22, 1996, the Company entered into a two-year agreement granting the Company the exclusive worldwide distribution rights within the health care industry to WanderWatch-TM-, a wandering compliance monitoring system designed for use in home health care and assisted living facility environments. The WanderWatch-TM- system is designed to provide around-the-clock monitoring of patients that suffer from Alzheimer's disease, autism, dementia, head injury or other diseases or injuries which may involve memory loss. The WanderWatch-TM-system consists of a wireless ankle transmitter that sends a radio frequency transmission to a base unit, usually located centrally in a home. If the base unit does not receive a requisite number of transmissions within a 60-second interval, it indicates that the patient may have wandered outside of the "safety range" and triggers a loud beeping alarm in the base unit. If the alarm is not disabled within 60 seconds, a signal is automatically transmitted to the Monitoring Station. The license agreement for WanderWatch-TM- provides for automatic one-year renewals, provided that neither party has notified the other that it has failed to comply with the terms of the agreement within 60 days prior to the expiration of any such renewal term. In addition, the Company's exclusive rights to the license are subject to forfeiture in the event that the Company fails to achieve certain targeted annual sales increases of WanderWatch-TM-and fails to use reasonable efforts to fully and effectively promote the sale of WanderWatch-TM-. In such event, the Company's license of WanderWatch-TM-would become non-exclusive. The agreement also contains certain non-competition provisions which restrict the right of both parties to produce products which could be considered directly competitive with WanderWatch-TM-. The agreement provides for an initial license fee payable by the Company, a per-unit purchase price payable by the Company and a per-unit percentage of the monthly recurring revenue received from WanderWatch-TM-, subject to a certain maximum fee for recurring revenues.

    Approximately 2,800,000 patients are afflicted with Alzheimer's disease and are being cared for in their homes. Alzheimer's disease is a progressive, degenerative disease of the brain, and the most common form of dementia. There are approximately four million people afflicted with Alzheimer's disease in the United States. Approximately one in ten persons over the age of 65, and nearly half of the people over the age of 85, have Alzheimer's disease. Over 70% of Alzheimer's patients live at home. An Alzheimer's patient will live an average of eight years and as many as 20 years or more from the onset of symptoms. The WanderWatch-TM- system will be offered to the caregivers (I.E., family members and professional caregivers) on a monthly rental basis. Additionally, WanderWatch-TM- will be offered through the Company's existing distribution network of home health care companies, hospitals, visiting nurse associations and various governmental agencies. WanderWatch-TM- is currently being test-marketed by the Company, and the Company does not anticipate commencing distribution of the product until fiscal 1999.

MONITORING STATION

    In April 1994, the Company entered into an agreement with Emergency Response Center, Inc. ("ERC"), owner of the Monitoring Station, expiring in April 2000. The agreement automatically renews for successive one-year terms unless either party gives the other written notice of termination not later than six months prior to the end of the then current term of the agreement. Pursuant to the agreement, in consideration for providing monitoring services and electronic data base storage for the Company, ERC receives monitoring service fees based upon the number of subscribers it services and certain other start-up and maintenance costs. Upon consummation of the Triple A acquisition, the Company will own Triple A's monitoring station, located in Wilkes-Barre, Pennsylvania, which will continue to provide monitoring services to Triple A customers.

GOVERNMENTAL REGULATION

    The Company's operations are subject to a variety of federal, state, county and municipal laws, regulations and licensing requirements. Many of the states in which the Company operates, as well as certain local authorities, require the Company to obtain licenses or permits to conduct a security alarm services business. Certain governmental entities also require persons engaged in the security alarm services business to be licensed and to meet certain standards in the selection and training of employees and in the conduct of business. The Company believes that it holds the required licenses and is in substantial compliance with all licensing and regulatory requirements in each jurisdiction in which it operates.

    The security alarm industry is also subject to the oversight and requirements of various insurance, approval, listing and standards organizations. Adherence to the standards and requirements of such organizations may be mandatory or voluntary depending upon the type of customer served, the nature of security service provided and the requirements of the local governmental jurisdiction. The Company has not had any material difficulties in complying with such standards and requirements in the past.

    The Company's electronic security business relies on the use of telephone lines and radio frequencies to transmit signals and to communicate with field personnel. The cost of such lines and the type of equipment which may be utilized in telephone line transmissions are regulated by both the federal and state governments. The operation and utilization of radio frequencies are regulated by the Federal Communications Commission and state public utilities commissions. The Company's PERS products are regulated by the Federal Food and Drug Administration.

    The Company's advertising and sales practices are regulated by both the Federal Trade Commission (the "FTC") and state consumer protection laws. Such regulations include restrictions on the manner in which the Company promotes the sale of its products and the obligation of the Company to provide purchasers of its products with certain rescission rights. While the Company believes that it has complied with these regulations in all material respects, there can be no assurance that none of these regulations were violated in connection with the solicitation of the Company's existing subscriber accounts, particularly with respect to accounts acquired from third parties, or that no such violations will occur in the future.

    The Company believes that approximately 97% of alarm activations that result in the dispatch of police or fire department personnel are not emergencies, and thus are "false alarms." Significant concern has arisen in certain municipalities about this high incidence of false alarms. This concern could cause a decrease in the likelihood or timeliness of police response to alarm activations and thereby decrease the propensity of consumers to purchase or maintain alarm monitoring services.

    A number of local governmental authorities have considered or adopted various measures aimed at reducing the number of false alarms. Such measures include (i) subjecting alarm monitoring companies to fines or penalties for transmitting false alarms, (ii) licensing individual alarm systems and the revocation of such licenses following a specified number of false alarms, (iii) imposing fines on alarm subscribers for false alarms, (iv) imposing limitations on the number of times the police will respond to alarms at a particular location after a specified number of false alarms and (v) requiring further verification of an alarm signal before the police will respond. Enactment of such measures could adversely affect the Company's future business and operations.

    Although it ceased offering new franchises for sale in 1987, the Company's continuing relationship with its existing franchisees is subject to regulation under state laws and by the FTC. Moreover, the Company continues to be bound by obligations to franchisees under certain state consent orders regarding alleged franchise sales practices. At various times, the Company also has been named in state actions or inquiries related to the sales practices of its franchisees. The Company believes it is not liable for the actions of its franchisees; however, there can be no assurance that it will not be subject to future orders. The Company may be subject to additional regulation in the future, and changes in laws and regulations applicable to the Company could increase the cost of compliance and otherwise materially and adversely affect the Company in ways not presently foreseeable.

RISK MANAGEMENT

    The nature of the services provided by the Company potentially exposes it to greater risks of liability for employee acts or omissions, or system failures, than may be inherent in many other service businesses. To reduce those risks, substantially all of the Company's customers have subscriber agreements which contain provisions for limited liability and predetermined liquidated damages to customers and indemnification by customers against third-party claims; however, some jurisdictions prohibit or restrict limitations on liability and liquidated damages. The Company carries insurance of various types, including general liability and errors and omissions insurance to insure it from liability arising from acts or omissions of its employees. The Company's general and umbrella liability insurance policies combined provide up to $10,000,000 of coverage, depending on the nature of claims. Certain of the Company's insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other kinds of damages arising from employee misconduct. In addition, in some states the contractual limitation of liability and indemnification provisions may be ineffective in cases of gross negligence or intentional misconduct and in certain other situations.

INSURANCE

    The Company maintains general liability insurance policies covering various types of liability including products liability. The product liability insurance has policy limits of $1,000,000 per occurrence and $5,000,000 in the aggregate per year and the errors and omissions liability insurance policy limits are $1,000,000 per occurrence and $5,000,000 in the aggregate per year with a deductible of $50,000 per occurrence payable by the Company. These policies are subject to exclusions and other terms which the Company believes are typical for policies of similarly situated companies. The Company believes that its insurance coverage is adequate for its needs, but there can be no assurance that the Company will not be subjected to claims in the future which are not covered by its insurance or which exceed its insurance coverage.

INTELLECTUAL PROPERTY

    The Company owns a federal trademark registration for the trade name "Response Ability" and holds a license for the names "WanderWatch-TM-" and "HealthLink." The Company believes that its rights in these trademarks are of unlimited duration and adequately protected by registration or applications to register. In addition, the Company relies on trade secret and other laws to protect its proprietary rights in its security systems and programs. No assurance can be given that the Company will be able to successfully enforce or protect its rights to its trademarks or proprietary information in the event that any of them is subject to third-party infringement or misappropriation. The Company's central monitoring operations utilize proprietary software which the Company has licensed from a third party.

SUPPLIERS, MANUFACTURING AND ASSEMBLY

    The Company currently has multiple sources of supply for the components used in the electronic security and PERS products that it designs and installs. The Company does not manufacture any of the products that it designs and installs, or any of the components thereof. The Company's products are assembled from such components by third-party contract assemblers. The Company believes that a variety of alternative sources of supply are available on reasonable terms. However, the Company has no guaranteed supply arrangements with its suppliers and purchases components pursuant to purchase orders placed from time to time in the ordinary course of business. There can be no assurance that shortages of components will not occur in the future. Failure of sources of supply and the inability of the Company to develop alternative sources of supply if required in the future could have a material adverse effect on the Company's operations.

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

    There are also a limited number of larger competitors, including ADT Limited, a division of Tyco, International, Borg-Warner Security Corporation (under the Wells Fargo and Pony Express brand names), a division of Honeywell, Inc., Brinks Home Security, a division of The Pittston Company, SecurityLink by Ameritech and Protection One, Inc.

    PERS

    The emergency response industry is serviced by numerous companies that provide PERS products and services, including monitoring services. A majority of the emergency response companies offer systems that are monitored through a central monitoring facility. In some instances, companies which sell PERS units establish agreements with local burglar alarm companies to provide the service on a per-user fee basis, or have their own monitoring capability. A number of emergency response companies offer their products through hospitals that distribute and monitor the systems. Several companies offer systems that utilize a direct dial/pre-recorded telephone message to selected telephone numbers directly without a monitoring station.

    The Company's principal competitors are other national or regional emergency response providers and burglar alarm companies that offer medical emergency features in addition to their home protection systems. Many of these companies have greater financial resources than the Company and may enjoy a particular competitive advantage due to their access to a larger client base. The Company considers its principal competitors to be American Medical Alert Corp. and Lifeline Systems, Inc. Methods of competition in the PERS industry consist of quality, service and price of the PERS products. While price is a factor, the customer's primary consideration in choosing a PERS supplier is the quality of monitoring service provided and the reliability of the PERS products. The Company believes that it competes favorably as to all of these factors.

EMPLOYEES

    At October 1, 1997, the Company employed 137 full-time employees. Of this number, 14 are engaged in sales, 8 in quality control, 44 in field service and installation, 27 in customer service, 16 in acquisition assimilation and 28 in administration. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be satisfactory.

ITEM 2.  PROPERTIES

    The Company leases 15,000 square feet in Lawrenceville, New Jersey, for its executive and administrative offices, at an annual rental of $172,000. The lease expires in June 1999, after which the Company has a five-year renewal option. The Company also leases (i)1,100 square feet in Wilmington, Delaware, for use as a sales and installation facility, at an annual rental of $14,400, which lease expires in February 1998, after which the Company has a one-year renewal option on the same terms and conditions; (ii)2,000 square feet in Los Angeles, California, for use as a sales and installation facility, at an annual rental of $24,000, which lease expires in October 2000; (iii)5,000 square feet for its inventory, storage and testing facility in Florida, which is adjacent to the Company's third-party assembler, at an annual rental of $19,200, which lease expires in March 1999; and (iv)2,900 square feet in Allentown, Pennsylvania, for use as a sales and installation facility, at an annual rental of $24,000, which lease expires in November 1998, after which the Company has two, one-year renewal options on the same terms and conditions.

    The Company believes that its current facilities are adequate for its needs.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company experiences routine litigation in the normal course of its business. The Company does not believe that any of such pending litigation will have a material adverse effect on the financial condition or results of operations of the Company.

    In February 1996, the Company consented to the issuance of an Order Instituting Proceedings pursuant to the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934 as amended (the "Exchange Act") and Findings and Order of the Securities and Exchange Commission (the "Finding"), without admitting or denying allegations of facts contained therein. In July 1993, the Company sold 60,000 shares of Common Stock pursuant to what it claimed to be an exemption from registration under Regulation S of the Securities Act. The Finding stated that such sales were made under circumstances in which the Company knew or should have known that such exemption was not available. Consequently, the Finding stated, the sales were made in violation of the registration provisions of the Securities Act. The Company consented to permanently cease and desist from committing or causing any violation, and any future violation, of Section 5 of the Securities Act.

    Prior to its acquisition by the Company, Systems was named in a number of civil and administrative proceedings relating to its franchise sales. The Company does not presently offer franchises for sale; however, the Company is bound by certain consent decrees and regulations involving its continuing relationship with franchisees.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
SECURITY HOLDER MATTERS

         The following table sets forth the high and low "bid" and "asked" prices, for the quarters indicated, for the Company's Common Stock in the over-the-counter market. Such prices reflect inter-dealer prices, without adjustments for retail mark-ups, mark-downs, or other fees or commissions, and may not represent actual transactions.

                                                BID                                       ASK

For Fiscal  year  Ending  June 30,  HIGH                 LOW                 HIGH                 LOW
1996
First Quarter                       7 3/16               3 3/4               7 13/16              4 3/8
Second Quarter                      6                    4 1/4               6 1/4                4 5/8
Third Quarter                       6 1/8                4 3/4               6 1/4                5
Fourth Quarter                      8 1/2                5 1/8               8 3/4                5 1/4


                                                BID                                       ASK

For Fiscal  year  Ending  June 30,  HIGH                 LOW                 HIGH                 LOW
1997
First Quarter                       8 7/8                3 1/8               9 1/8                3 1/4
Second Quarter                      5 1/8                2 3/8               5 3/8                2 5/8
Third Quarter                       5 3/8                2 11/16             5 5/8                2 7/8
Fourth Quarter                      3                    1 7/16              3 1/8                1 9/16

         On October 6, 1997 the closing bid price for the Common Stock was $3.625 and there were approximately 220 holders of record of the Common Stock.

         The Company has not paid any dividends on its Common Stock since its inception and does not intend to pay any dividends to its stockholders in the foreseeable future. The Company currently intends to retain earnings, if any, for the development and expansion of its business. The declaration of dividends in the future will be at the discretion of the Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors. The Company is prohibited from declaring dividends while any outstanding balance exists under the Credit Line. The Company anticipates that for the foreseeable future, earnings, if any, will be retained for use in the business or for other corporate purposes, and it is not anticipated that dividends will be paid.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and related notes thereto.

GENERAL

    Since fiscal year-end 1994, substantially all of the Company's growth has been through the acquisition of smaller alarm companies.

    During the fiscal year ended June 30, 1996 ("Fiscal 1996"), the Company consummated 16 acquisitions, purchasing approximately 9,200 subscriber accounts for an aggregate consideration of $5,638,637 in cash and 294,045 shares of Common Stock. As part of the acquisitions, the Company also issued 15,000 shares of Common Stock as payment of financing costs to the lender that financed the acquisitions.

    During the fiscal year ended June 30, 1997 ("Fiscal 1997"), the Company consummated 14 acquisitions, purchasing approximately 5,300 subscriber accounts for an aggregate consideration of $3,424,712 in cash and 25,000 shares of Common Stock. The Company typically acquires only the subscriber accounts, and not the facilities or liabilities, of acquired companies. As a result, the Company is able to obtain gross margins on the monitoring of acquired subscriber accounts that are similar to those that the Company currently generates on the monitoring of its existing subscriber base. In addition, the Company may increase the monitoring charges paid by those subscribers if it is determined that those currently being paid do not reflect the market area rates. The Company anticipates continuing its acquisition program which may subject the Company to certain risks and uncertainties. In addition, the Company's financial information for Fiscal 1997 reflects the Company's investment in a joint venture with BKR, Inc. to form HealthLink in March 1997 (see Note 3 of Notes to Consolidated Financial Statements of the Company).

    In July 1996, the Company completed a restructuring of its long-term debt. The Company obtained a $15,000,000 revolving credit facility (the "Credit Line") from Mellon Bank, N.A. (the "Bank") and issued $7,500,000 of its Series A Convertible Preferred Stock (the "Preferred Stock") to institutional and individual domestic and foreign investors. The proceeds were used to reduce the Company's long-term indebtedness and resulted in a substantial decrease in the Company's interest expense (see Notes 7 and 9 of Notes to Consolidated Financial
Statements of the Company).

    A majority of the Company's revenues are derived from monthly recurring payments for the monitoring, rental and servicing of both electronic security systems and PERS, pursuant to contracts with initial terms up to five years. Service revenues are derived from payments under extended warranty contracts and for service calls performed on a time and material basis. The remainder of the Company's revenues are generated from the sale and installation of security systems and PERS. Monitoring and service revenues are recognized as the service is provided. Sale and installation revenues are recognized when the required work is completed. All direct installation costs, which include materials, labor and installation overhead, and selling and marketing costs are expensed in the period incurred. Alarm monitoring and rental services generate significantly higher gross margins than do the other services provided by the Company.

    The Company has significantly expanded its operations during the two years ended June 30, 1997. Its alarm subscriber base has grown to over 25,000 customers and the Company's total account base is in excess of an aggregate of 48,000 monitoring subscribers as of the date hereof.

                       BALANCE OF PAGE INTENTIONALLY LEFT BLANK

RESULTS OF OPERATIONS

    The following table summarizes the components of the Company's revenues and cost of revenues for the fiscal years ended June 30, 1996 and 1997:


                                                        YEAR ENDED JUNE 30,
                                               1996                            1997

Operating revenues:
 Product sales...................        $2,352,449        21.6%        $2,938,618         23.1%
 Monitoring and Service..........         8,515,247        78.4%         9,784,285         76.9%
                                         ----------        -----        ----------         -----
                                         10,867,696       100.0%        12,722,903        100.0%
                                         ----------       ------        ----------        ------
Cost of Revenues*:

  Product sales..................         1,718,689        15.8%         1,970,158         15.5%
  Monitoring and Service.........         1,779,490        16.4%         2,127,257         16.7%
                                          ---------        -----         ---------         -----
                                          3,498,179        32.2%         4,097,415         32.2%
                                          ---------        -----         ---------         -----
  Gross Profit...................        $7,369,517        67.8%        $8,625,488         67.8%
                                         ----------        -----        ----------         -----

----------------------

*As a percentage of total revenues

YEAR ENDED JUNE 30, 1997 COMPARED TO YEAR ENDED JUNE 30, 1996:

    Operating revenues increased by $1,855,207, or 17.1%, for Fiscal 1997, as compared to Fiscal 1996. Product sales increased by $586,169, or 24.9%, for Fiscal 1997, as compared to Fiscal 1996. The increase in product sales was due primarily to the sale of PERS to home health care agencies, private label wholesalers and sales of electronic security systems to commercial customers. The significant growth in monitoring and service revenues of $1,269,038, or 14.9%, for Fiscal 1997, as compared to Fiscal 1996, was due to the acquisition of monitoring contracts and the success of the Company's extended warranty program.

    Gross Profit for Fiscal 1997 was $8,625,488, which represents an increase of $1,255,971, or 17%, over the $7,369,517 of gross profit recognized in Fiscal 1996. The increase was due primarily to an increase in monitoring and service revenues, and the success of the extended warranty program, which was concurrent with the increase in the Company's subscriber base. The Gross
Profit Margin ("GPM"), as a percentage of sales, was 67.8% for both Fiscal
1996 and Fiscal 1997. The GPM on product sales rose from 26.9% for Fiscal
1996 to 33.0% for Fiscal 1997. The increase was due to increased revenues derived from the installation of electronic security systems to commercial customers as opposed to residential customers and the utilization of in-house labor in lieu of subcontractors for the installation of electronic security systems. The GPM on monitoring and service revenues decreased slightly to 78.3% for Fiscal 1997 from 79.1% for Fiscal 1996.

    Selling, general and administrative expenses (excluding charges incurred for legal fees in connection with the preferred stock litigation of $475,000, the non-cash charge of $689,000 for consulting fees and the non-cash loss recognized on available-for-sale securities of $218,000) grew to $7,744,641 for Fiscal 1997, which represents an increase of $1,328,155, or 20.7%, over selling, general and administrative expenses for Fiscal 1996. Selling, general and administrative expenses (excluding such charges and losses in the aggregate amount of $1,382,000), as a percentage of total operating revenues, increased slightly from 59.0% for Fiscal 1996 to 60.9% for Fiscal 1997. The increase in selling, general and administrative expenses was due primarily to increases in corporate overhead expenses incurred to assimilate newly acquired customers into the Company's customer base and to support the larger subscriber base.

    On December 16, 1996, the Company granted to employees non-qualified stock options at $.10 per share, expiring November 27, 2001, and, on June 27, 1997, reduced the exercise price of options granted to certain officers and directors of the Company from $1.50 to $.01 and, as a result thereof, the Company recorded compensation expense of $2,032,200 for Fiscal 1997. In addition, the Company recorded deferred compensation expense of $1,657,500 for Fiscal 1997 in connection with two employment contracts with officers of USS (see Note 13 of Notes to Consolidated Financial Statements of the Company).

    Amortization and depreciation expenses increased by $775,539, from $2,200,894 to $2,976,433 for Fiscal 1996 and Fiscal 1997, respectively. This increase in amortization and depreciation expense is the result of the Company's purchase of monitoring contracts totaling $4,168,525 and property and equipment totaling $636,659 (including equipment used for rentals in the amount of $150,000) during Fiscal 1997.

    Interest expense decreased by $1,836,123, or 57.6%, for Fiscal 1997, as compared to Fiscal 1996. In July 1996, the Company completed a restructuring of its long-term debt. The Company obtained the $15,000,000 Credit Line from the Bank and issued $7,500,000 of its Preferred Stock to institutional and individual domestic and foreign investors. The proceeds of the financing were utilized to reduce the Company's long-term indebtedness. The restructuring resulted in an extraordinary charge of $2,549,708 for early extinguishment of debt in Fiscal 1997.

    Equity in loss of joint venture consists of the Company's share ($123,325) of HealthLink's losses for Fiscal 1997.

    The net loss applicable to common shareholders (net loss adjusted for dividends and accretion on Preferred Stock) for Fiscal 1997 was $18,054,144, or ($4.05) per share, based on 4,462,721 shares outstanding. The net loss for Fiscal 1997, excluding the following nonrecurring charges: (i) loss on early debt extinguishment of $2,549,708; (ii) compensation expense recognized from the grant of stock options and from employment contracts of $3,689,700; (iii) legal fees incurred in connection with the preferred stock litigation of $475,000; (iv) the non-cash charge of $689,000 for consulting fees; and (v) loss realized on available-for-sale securities of $218,000, was

$3,556,215, or $(.80) per share, based on 4,462,721 shares outstanding, as compared to a net loss of $4,411,898, or $(2.87) per share, based on 1,536,537 shares outstanding for Fiscal 1996. The net losses for Fiscal 1996 and Fiscal 1997 are attributable to depreciation, amortization and interest expense totaling approximately $5,386,497 and approximately $4,325,913, respectively. Earnings before interest, taxes, depreciation and amortization ("EBITDA"), excluding nonrecurring charges and the loss on the HealthLink joint venture, was approximately $950,000 for Fiscal 1996, as compared to approximately $880,000 for Fiscal 1997. The decrease was due primarily to the write-down of inventory used to service outdated electronic security systems acquired from other alarm dealers, and an increase in the Company's provision for doubtful accounts, along with direct write-offs to bad debt expense totaling approximately $830,000.

ACCOUNTING DIFFERENCES FOR ACCOUNT PURCHASES AND NEW INSTALLATIONS

    A difference between the accounting treatment of the purchase of subscriber accounts and the accounting treatment of the generation of new accounts through direct sales by the Company's sales force has a significant impact on the Company's results of operations. The costs of monitoring contracts (acquired either through the Dealer Program or through acquisition of subscriber account portfolios) are capitalized and amortized over estimated lives ranging from five to 10 years for alarm and PERS accounts. Included in capitalized costs are certain acquisition transition costs associated with incorporating the purchased subscriber accounts into the Company's operations. Such costs include costs incurred by the Company in fulfilling the Seller's preacquisition obligations to the acquired subscribers, such as providing warranty repair services. In contrast, all of the Company's costs related to the sales, marketing and installation of new alarm monitoring systems generated by the Company's sales force are expensed in the period in which such activities occur.

SUBSCRIBER ATTRITION

    Subscriber attrition has a direct impact on the Company's results of operations, since it affects both the Company's revenues and its amortization expense. Attrition can be measured in terms of canceled subscriber accounts and in terms of decreased MRR resulting from canceled subscriber accounts.
The Company experiences attrition of subscriber accounts as a result of several factors, including relocation of subscribers, adverse financial and economic conditions and competition from other alarm service companies. In addition, the Company may lose certain subscriber accounts, particularly subscriber accounts acquired as part of an acquisition, if the Company does not service those subscriber accounts successfully or does not assimilate such accounts into the Company's operations. Gross subscriber attrition is defined by the Company for a particular period as a quotient, the numerator of which is equal to the number of subscribers who disconnect during such period, and the denominator of which is the average of the number of subscribers at each month end during such period. Net MRR attrition is defined by the Company for a particular period as a quotient, the numerator of which is an amount equal to gross MRR lost as the result of canceled subscriber accounts during such period, net of MRR during such period (i) generated by increases in rates to existing subscribers, (ii) resulting from the reconnection of premises previously occupied by subscribers of the Company or of prior subscribers of the Company, (iii) resulting from conversions and (iv) associated with canceled accounts with respect to which the Company obtained an account guarantee, and the denominator of which is the average month-end MRR in effect during such period. Although the Company believes that its formulas of gross subscriber attrition and net MRR attrition are similar to those used by other security alarm companies, there can be no assurance that gross subscriber attrition and net MRR attrition, as presented by the Company, are comparable to other similarly titled measures of other alarm monitoring companies. During Fiscal 1997, the Company experienced gross attrition of approximately 10.6% and net MRR attrition of approximately 10.4%.

LIQUIDITY AND CAPITAL RESOURCES

    In July 1996, the Company completed a restructuring of its long-term debt. The Company obtained the $15,000,000 Credit Line from the Bank and issued $7,500,000 of Preferred Stock to institutional and individual domestic and foreign investors. The proceeds of the financing were utilized to repay the Company's long-term indebtedness and resulted in a substantial decrease in the Company's interest expense. As of September 15, 1997, the Company had $2,615,000 available under the Credit Line. Amounts outstanding under the Credit Line bear interest at the Bank's prime rate, plus 1 3/4%. As of March 31, 1997 and June 30, 1997, the Company was not in compliance with certain financial covenants under the Credit Line. The Company subsequently entered into amendments to the Credit Line which amended the covenants for the third and fourth quarters of the fiscal year ended June 30, 1997 such that the Company was then in compliance with the Credit Line. There can be no assurance that the Company will maintain compliance with the financial covenants under the Credit Line, or the the Company will be able to obtain necessary consents, waivers or amendments to the Credit Line in the future. The restructuring resulted in an extraordinary charge of $2,549,708 for early extinguishment of debt in Fiscal 1997. The Company's working capital decreased by $6,991,428, from $5,967,623 to a working capital deficiency of $1,023,805 at June 30, 1997, as compared to June 30, 1996. On June 30, 1996, the Company recorded a preferred stock subscription receivable for $6,525,000, from Preferred Stock subscribed with a par value of $7,500,000, net of related placement fees of $975,000 paid from the proceeds at the closing. With the proceeds received from the issuance of Preferred Stock on July 2, 1996 and $10,500,000 from the Credit Line, the Company paid off notes payable used to finance its growth through acquisitions, with balances aggregating $12,235,000. The Company believes its cash flows from operations will be sufficient to fund the Company's interest payments on its debt and capital expenditures, which are the Company's principal uses of cash other than the acquisitions of portfolios of subscriber accounts.

    Net cash used in operating activities was $3,538,693 for Fiscal 1997, as compared to $1,990,415 for Fiscal 1996. A net loss of $11,177,623 (which included non-cash charges for depreciation and amortization of $2,976,433, compensation expense in connection with the issuance of stock options and employment contracts of $3,689,700 and an extraordinary charge for the early extinguishment of debt of $2,549,708) was the primary reason for cash used in operating activities. Other significant changes included changes in inventory, accounts payable and accrued expenses, deferred revenues, and loss on available-for-sale securities. The increase in inventory of $146,263 was attributable to an anticipated increase in future orders for PERS by both private label wholesalers and home health care agencies. Accounts payable and accrued expenses decreased by $582,205, primarily due to costs related to both the Credit Line (see Note 7 of Notes to Consolidated Financial Statements of the Company) and the issuance of Preferred Stock (see Note 9 of Notes to Consolidated Financial Statements of the Company) having been accrued at June 30, 1996 and remitted in July 1997. Deferred revenue increased by $390,395, as a result of the acquisition of subscriber accounts from other alarm dealers and the continued success of the Company's extended warranty program. During Fiscal 1997, management concluded that a decline in the fair value of its available-for sale securities was not temporary and therefore recorded a loss on such securities of $218,000.

    Net cash used in investing activities for Fiscal 1997 was $4,472,965, as compared to $6,359,878 for Fiscal 1996. The purchase of monitoring contracts during Fiscal 1997 accounted for $3,863,360 of the cash used in investing activities. Other investing activities included costs incurred in connection with the joint venture of $12,810, and the purchase of property and equipment of $636,659 (including equipment used for rentals in the amount of $150,000), which was offset by the proceeds from the sale of equipment of $39,864.

    Net cash provided by financing activities was $6,783,443 for Fiscal 1997, as compared to $10,117,614 for Fiscal 1996. Net proceeds of $6,487,551 were received from the issuance of Preferred Stock in July 1996. Proceeds from the exercise of stock options and warrants totaled $447,745. Net proceeds received from the Credit Line (see Note 7 of Notes to Consolidated Financial Statements of the Company), along with the proceeds from the Preferred Stock issuance totaling $21,700,000, were used to pay off notes payable totaling $12,235,000 and for the purchase of monitoring contracts. Principal payments on long-term debt, excluding notes payable paid off with the Credit Line and Preferred Stock proceeds, totaling approximately $3,100,000, were made during Fiscal 1997.

    Systems filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in October 1987. Systems' Plan of Reorganization became effective in February 1990 and provided for, among other things, long-term payments to creditors totaling approximately $2,800,000. As of June 30, 1997, deferred payment obligations to such pre-reorganization creditors totaled $273,560, which is payable in varying installments through the year 2000.

    The Company has no material commitments for capital expenditures during the next 12 months and believes that its current cash and working capital position and future cash flow from operations will be sufficient to meet its working capital needs for 12 months. The Company intends to use borrowings under the Credit Line to acquire monitoring contracts. Additional funds beyond those currently available will be required to continue the acquisition program, and there can be no assurance that the Company will be able to obtain such financing.

INFLATION

    The Company does not believe that inflation has a material effect on its operations.

CERTAIN NON-CASH CHARGES

    The Company may incur certain non-cash charges (i) of up to $900,000 for the fiscal year ended June 30, 1998, as deferred compensation expense relating to certain performance options granted to two officers of USS, based upon fluctuations in the market price of the Common Stock, and (ii) for the fiscal year ended June 30, 1998 in connection with the issuance of a certain performance warrant issued to BKR, Inc. in connection with the Company's Investment in HealthLink, based upon the value of such warrant. See Notes 3 and 13 of Notes to Consolidated Financial Statements of the Company. Such charges could have a material adverse effect on the Company's results of operations.

ITEM 7.  FINANCIAL STATEMENTS

         The response to this Item is submitted as a separate section of this report commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The firm of Fishbein & Company, P.C. ("Fishbein") audited the financial statements of the Company for the fiscal years ended June 30, 1990 through June 30, 1996. On July 2, 1997, the Board of Directors of the Company determined not to appoint Fishbein to audit the financial statements of the Company for the fiscal year ended June 30, 1997. On July 3, 1997, pursuant to a vote of the Board of Directors, the firm of Deloitte & Touche LLP was selected to audit the financial statements of the Company for the year ended June 30, 1997.

         The report of Fishbein on the Company's financial statements for the previous years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During the entire period of the engagement of Fishbein, through July 2, 1997, there had been no disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to Fishbein's satisfaction, would have caused Fishbein to make reference in connection with its reports to the subject matter of the disagreement.

                      BALANCE OF PAGE INTENTIONALLY LEFT BLANK.

                                       PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The current executive officers and directors of the Company are set forth below:

NAME                                      AGE                                    POSITION
------------------------------------      ---      ---------------------------------------------------------------------
Richard M. Brooks(1)................          48   Chief Executive Officer, President, Chief Financial Officer and
                                                   Chairman of the Board
Ronald A. Feldman...................          34   Vice President, Chief Operating Officer, Secretary-Treasurer and
                                                   Director
Todd E. Herman......................          43   Director, President of USS
Robert M. Rubin(1)..................          57   Director
Stuart Levin........................          37   Director
Bruce H. Luehrs(1)(2)...............          44   Director
Stuart R. Chalfin(1)(2).............          56   Director

------------------------

(1) Member of Audit Committee

(2) Member of Stock Option Committee

    Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Directors do not receive remuneration for their services as such, but may be reimbursed for expenses incurred in connection therewith, such as the cost of travel to Board meetings. Under the Credit Line, the Bank is entitled to cause the Company to nominate one person to the Company's Board of Directors. Bruce H. Luehrs is currently the Bank's nominee. Officers serve at the pleasure of the Board of Directors until their successors have been elected and have qualified.

    RICHARD M. BROOKS has been Chief Executive Officer and Chairman of the Company since July 1994, a director of the Company since August 1990, and has served as the President and Chief Financial Officer of the Company since February 1990. Mr. Brooks was Chief Operating Officer of the Company from February 1990 until July 1994. From August 1986 to February 1990, Mr. Brooks was general counsel to Systems. Mr. Brooks served as Regional Counsel Mid-Atlantic Region for the Interstate Commerce Commission from May 1979 to March 1983 and was a senior attorney for the United States Treasury Department from March 1974 to April 1979. Mr. Brooks received his Bachelor of Science Degree in Business Administration in June 1970 from Temple University, and graduated from Temple University School of Law in 1973.

    RONALD A. FELDMAN has been a director and Secretary-Treasurer of the Company since August 1990 and Chief Operating Officer since July 1994. He has also served as the Secretary and Treasurer of Systems from June 1990 and Vice President of the Company since April 1992. From August 1986 through September 1989, he was the supervisor of Systems' manufacturing operations and supervised the Company's monitoring activities since March 1987. Mr. Feldman attended Temple University from 1980 to 1982.

    TODD E. HERMAN has been a Director of the Company since February 1995 and President of USS since 1984. Mr. Herman was also Vice President of Investech Properties, Inc., a private investment and development firm, from 1984 through 1990. Mr. Herman received his Bachelor of Science degree in Business Administration from Washington University of St. Louis, Missouri in 1975 and graduated from Seton Hall School of Law in 1982. Mr. Herman is a Certified Public Accountant.

    ROBERT M. RUBIN has been a Director of the Company since October 1991. Mr. Rubin has served as Chairman of Connectsoft Communications Corporation, a developmental stage company, since June 1997. Mr. Rubin has also served as Chairman of the Board of Directors of American United Global, Inc.

("AUGI") since May 1991, and was its Chief Executive Officer from May 1991 to January 1994. Since January 1996, Mr. Rubin has also served as President and Chief Executive Officer of AUGI. Mr. Rubin was the founder, President, Chief Executive Officer and a director of Superior Care, Inc. ("SCI") from its inception in 1976 until May 1986. Mr. Rubin continued as a director of SCI (now known as Olsten Corporation ("Olsten")) until late 1987. Olsten, a New York Stock Exchange listed company, is engaged in providing home care and institutional staffing services and health care management services. Mr. Rubin is Chairman of the Board and a minority stockholder of ERD Waste Technology, Inc. ("ERD"), a diversified waste management public company specializing in the management and disposal of municipal solid waste, industrial and commercial non-hazardous waste and hazardous waste. In September 1997, ERD filed for protection under Chapter 11 of the United States Bankruptcy Code. Mr. Rubin is a former director and Vice Chairman, and currently a minority stockholder, of American Complex Care, Incorporated ("ACCI"), a public company formerly engaged in providing on-site health care services, including intra-dermal infusion therapies. In April 1995, ACCI's operating subsidiaries made an assignment of their assets for the benefit of creditors without resort to bankruptcy proceedings. Mr. Rubin is also the Chairman of the Board of Western Power & Equipment Corp. ("Western") and Chairman of the Board of IDF International, Inc. ("IDF"), both public companies. Western, a 56.6%-owned subsidiary of AUGI, is engaged in the distribution of construction equipment, principally manufactured by Case Corporation. IDF, a 58%-owned subsidiary of AUGI, is engaged in providing construction consulting services to businesses and municipalities and site acquisition, architectural and engineering services for the cellular communications industry. Mr. Rubin is also a director and a minority stockholder of Diplomat Corporation, a public company engaged in the manufacture and distribution of baby products.

    STUART LEVIN has been a Director of the Company since February 1994. Mr. Levin has been employed by the Company as its Director of Operations since October 1991 and Director of the Company's home health care division, since April 1994. Prior to October 1991, Mr. Levin held management positions with Tandy Corporation, and was the President of W.A.S., Inc., a food distribution company. Mr. Levin attended Temple University from 1978 to 1980.

    BRUCE H. LUEHRS has been a Director of the Company since September 1997. Mr. Luehrs has an extensive background in venture capital, mergers and acquisitions and commercial and investment banking. In September 1996, Mr. Luehrs formed Penn Valley Capital ("PVC"), which provides advisory services to companies in transition due to periods of rapid growth or financial difficulty. From July 1995 to September 1996, Mr. Luehrs was a principal with Columbia Capital Corporation, a merchant bank focusing on the telecommunications industry. From June 1992 to July 1995, Mr. Luehrs served as Executive Vice President and Chief Financial Officer of Seaview Thermal Systems, a technology-driven environmental services company. From February 1990 through March 1992, Mr. Luehrs was a principal of PNC Equity Management, an equity fund affiliated with PNC Corporation. Mr. Luehrs received his undergraduate degree in economics from Duke University and his Masters in Management from Northwestern University.

    STUART R. CHALFIN has been a Director of the Company since September 1997. Since 1975, Mr. Chalfin has been a principal of Fishbein & Company, P.C., independent public accountants, where he specializes in advising closely held businesses and professionals. Mr. Chalfin is affiliated with the Committee on Relations with Colleges and Universities and the Linda Creed Foundation and is a member of the American Institute of Certified Public Accountants.

ITEM 10. EXECUTIVE COMPENSATION

                                                                                            LONG-TERM COMPENSATION AWARDS
                                               ANNUAL COMPENSATION                  ---------------------------------------------
                               ---------------------------------------------------                 SECURITIES
                                                                OTHER ANNUAL         RESTRICTED    UNDERLYING       LONG-TERM
NAME AND PRINCIPAL                              BONUS           COMPENSATION            STOCK       OPTIONS/     INCENTIVE PLAN
  POSITION            YEAR     SALARY ($)        ($)               ($)(1)             AWARD(S)      SARS (#)         PAYOUTS
------------------  ---------  -----------  -------------  -----------------------  -------------  -----------  -----------------

Richard M. Brooks,       1997   $ 220,673        --                  --                  --           708,333(2)        --
  President, Chief       1996   $ 217,980        --                  --                  --            --              --
  Executive              1995   $ 175,003        --                  --                  --            --              --
  Officer and
  Chief Financial
  Officer

Ronald A. Feldman,       1997   $ 137,307        --                  --                  --           260,067(2)        --
  Chief Operating        1996   $ 135,654        --                  --                  --            --              --
  Officer,               1995   $ 106,495        --                  --                  --            --              --
  Vice President,
  Secretary
  and Treasurer

                          ALL OTHER
NAME AND PRINCIPAL      COMPENSATION
  POSITION                   ($)
------------------  ---------------------
Richard M. Brooks,           --
  President, Chief           --
  Executive                  --
  Officer and
  Chief Financial
  Officer
Ronald A. Feldman,           --
  Chief Operating            --
  Officer,                   --
  Vice President,
  Secretary
  and Treasurer

------------------------

(1) Excludes perquisites and other personal benefits, securities and properties otherwise categorized as salary or bonuses which in the aggregate, for each of the officers listed above did not exceed the lesser of either $50,000 or 10% of the total annual salary reported for such person.

(2) Such options were originally granted in prior periods; however, on June 15, 1997, the Company reduced the exercise price of such options from $2.50 per share to $1.50 per share. On June 27, 1997, the Company further reduced the exercise price of such options from $1.50 per share to $0.01 per share. See "Management -- Reduction of Exercise Price of Certain Stock Options."


                        OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth information concerning options granted to or held by the Named Executive Officers during the fiscal year ended June 30, 1997:


                                                                  INDIVIDUAL GRANTS
                             ---------------------------------------------------------------------------------------
                                                            PERCENT OF
                                                          TOTAL OPTIONS
                              NUMBER OF SECURITIES          GRANTED TO
                               UNDERLYING OPTIONS          EMPLOYEES IN       EXERCISE OR BASE
NAME                                GRANTED                FISCAL YEAR          PRICE ($/SH)         EXPIRATION DATE
----                         ---------------------        -------------       -----------------      ---------------
Richard M. Brooks . . . . . .      708,333(1)                 42.7%                 $.03              11/14/04

Ronald A. Feldman . . . . . .      260,067(1)                 15.4%                 $.03              11/14/04

---------------------

(1) Such options were originally granted in prior periods; however, on June
    15, 1997, the Company reduced the exercise price of such options from $2.50 per share to $1.50 per share. On June 27, 1997, the Company further reduced the exercise price of such options from $1.50 per share to $0.01 per share. See "Management -- Reduction of Exercise Price of Certain Stock Options."

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                     OPTION/SAR VALUES

                                                                 NUMBER                   VALUE OF
                                                                 OF SECURITIES            UNEXERCISED IN-
                                                                 UNDERLYING               THE-MONEY
                                                                 UNEXERCISED              OPTIONS/SARS
                                         SHARES       VALUE      SARS AT FY-END           AT FY-END
                                         ACQUIRED ON  REALIZED   EXERCISEABLE/            EXERCISEABLE/
NAME                                     EXERCISE #   ($)        UEXERCISEABLE            UNEXERCISEABLE(1)

Richard Brooks, President, Chief          ---           ---      708,333/0              $1,586,666/0
Executive and Financial Officer

Ronald A. Feldman, Chief Operating        ---           ---      260,067/0                $582,550/0
Officer, Vice President, Secretary
and Treasurer

(1) The value of unexercised options is determined by multiplying the number of options held by the difference between the closing price of the Common Stock of $2 1/4 at June 30, 1997, as reported by the Nasdaq SmallCap Market, and the exercise price of the options.

EMPLOYMENT AND CONSULTING AGREEMENTS

    Mr. Brooks and Mr. Feldman each have employment agreements, expiring June 30, 2000, to act in the capacities listed above for the Company. Such agreements provide for initial annual base salaries of $225,000 and $150,000, respectively. The Credit Line provides that the salaries and bonuses received by

Messrs. Brooks and Feldman in any fiscal year shall not exceed $225,000 and $150,000, respectively. Under their employment agreements, Messrs. Brooks and Feldman also receive life insurance, disability, hospitalization, major medical, vacation and other employee benefits, reimbursement of reasonable business expenses incurred on behalf of the Company, a non-accountable expense allowance of up to $1,000 per month, in the case of Mr. Brooks, and $500 per month, in the case of Mr. Feldman, and use of Company-owned vehicles. The employment agreements are terminable only upon certain circumstances, such as for cause, disability and death, and if terminated for any other reason, such employees shall be entitled to receive the present value of all compensation and benefits through June 30, 2000. The Company maintains and is the beneficiary of key person life insurance policies in the amount of $3,000,000 and $1,000,000 on the lives of Messrs. Brooks and Feldman, respectively.

    In addition to cash compensation and other benefits, in connection with amendments to their employment agreements executed in August 1992, Messrs. Brooks and Feldman received options to purchase 133,333 and 85,067 shares of Common Stock, respectively, at a price equal to $3.75. These options are exercisable until November 14, 2004. Messrs. Brooks and Feldman also received options to purchase 600,000 and 200,000 shares of Common Stock, respectively, awarded under the Company's Non-Qualified Stock Option Plan. In November 1995, the exercise price on Messrs. Brooks' and Feldman's options were reduced to the prevailing market price of $2.50 and subsequently reduced to $1.50 on June 15, 1997 and to $0.01 on June 27, 1997. During February 1996, Messrs. Brooks and Feldman both exercised options to purchase 25,000 shares of Common Stock.

    Mr. Herman and John Colehower have employment agreements with USS, expiring March 4, 1999, to act as President and Treasurer of USS and Vice President of USS, respectively. Such agreements provide for an initial base salary of $120,000, and may be increased at the discretion of the Board of Directors of the Company, as well as certain additional payments and benefits based upon increases in the Company's subscriber accounts. As a result of such additional payments made to Messrs. Herman and Colehower, the Company recorded deferred compensation expenses of $1,657,500. Under their employment agreements, Messrs. Herman and Colehower also receive life insurance, disability, hospitalization, major medical, vacation and other employee benefits. The employment agreements are terminable only upon certain circumstances, such as for cause, disability and death or, for any other reason, upon 90 days' written notice.

    In addition to cash compensation and other benefits, Messrs. Herman and Colehower received options to purchase 300,000 shares each of Common Stock at an exercise price of $1.50. These options were subject to a vesting schedule, which schedule has been accelerated such that all of such options are fully vested.

    Robert M. Rubin, a Director of the Company, has performed consulting services for the Company in the past. In February 1993, Mr. Rubin was issued a warrant to purchase 5,000 shares of Common Stock at $5.00 per share, in consideration of services to the Company. The exercise price of such warrant was subsequently reduced to $.008 per share and the warrant was exercised. In September 1994, Mr. Rubin was granted options to purchase 5,000 shares of Common Stock at the prevailing market price of $.8125, which options were exercised. In February 1995, Mr. Rubin was granted options to purchase
150,000 shares of Common Stock at a price of $3.75 per share, which options are exercisable for a period of ten years. In November 1995, Mr. Rubin was granted options to purchase 150,000 shares of Common Stock at the prevailing market price of $2.50 and in November 1995, the exercise price of Mr.
Rubin's options granted in February 1995 were reduced to the prevailing market price of $2.50. (See Note 10 of Notes to Consolidated Financial Statements of the Company). On June 27, 1997, the exercise price of all of Mr. Rubin's options was reduced to $0.01. On October 1, 1994, Mr. Rubin entered into a consulting agreement with the Company pursuant to which he was paid an annual consulting fee of $60,000 for a period of two years. The agreement was terminated on April 30, 1996, at which time Mr. Rubin converted outstanding loans in the amount of $200,000 into 252,624 shares of Common Stock and converted subordinated debentures in the amount of $101,329 into 202,659 shares of Common Stock. See "Management" and "Principal Stockholders."

INCENTIVE STOCK OPTION PLAN

    In March 1992, the Company's Board of Directors and stockholders adopted and approved an Incentive Stock Option Plan ("ISO Plan"). The ISO Plan provides for the grant to key employees of the Company of stock options intended to qualify as "incentive stock options" under the provisions of
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). A total of 40,000 shares of Common Stock have been reserved for issuance under the ISO Plan, all of which shares have been granted as of the date hereof.
The ISO Plan is administered by a committee of the Board of Directors which, among other things, has the sole discretion to select optionees and determine the number of shares covered by each option, its exercise price and certain of its other terms. The exercise price of options granted under the ISO Plan may not be less than the fair market value of the Company's Common Stock on the date of grant, and not less than 110% of such fair market value in the case of participants owning more than 10% of the Company's Common Stock.
Options expire no later than 10 years after they are granted (five years after grant in the case of participants owning more than 10% of the Company's Common Stock). The number of shares for which the optionee may exercise an option in any calendar year is limited to option shares with an aggregate fair market value, determined at the time the option is granted, which does not exceed $100,000. The $100,000 limit for any calendar year is subject to further reduction by the fair market value of any stock (determined at the time of option grant) for which the employee was granted an option under any Company plan during such calendar year. Options terminate three months after the optionee ceases to be employed by the Company unless the optionee's employment is terminated by reason of disability, in which case, the options shall expire following one year after such employment termination. The committee has the right to accelerate the expiration date in certain events. Options granted under the ISO Plan are not transferable, except by will or the law of descent and distribution.

NON-QUALIFIED STOCK OPTIONS

         In August 1990, the Company's Board of Directors approved a Nonqualified Stock Option Plan (the "NQO Plan") pursuant to which the Company may grant stock options to directors, officers, key employees and consultants. A total of 10,357 shares of Common Stock were reserved for issuance under the NQO Plan, all of which shares have been granted as of June 30, 1997. Options shall terminate six months after the optionee ceases to be employed by the Company or any subsidiary, regardless of the cause for termination.

REDUCTION OF EXERCISE PRICE OF CERTAIN STOCK OPTIONS

         On June 15, 1997, the Company reduced the exercise price of options to purchase 1,868,400 shares of Common Stock granted to officers, directors, and a key employee of the Company, from $2.50 to $1.50, or the prevailing market price. On June 27, 1997, the Company further reduced the exercise price of options to purchase 1,268,400 shares of Common Stock granted to officers and directors of the Company, from $1.50 to $0.01, which resulted in a compensation expense of $1,889,916.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 30, 1997, the record and beneficial ownership of Common Stock of the Company by each officer and director, all officers and directors as a group, and each person known to the Company to own beneficially or of record five percent or more of the outstanding shares of the
Company:

                                               NUMBER OF             PERCENTAGE OF
NAME AND ADDRESS*                              SHARES OWNED          SHARES
                                               BENEFICIALLY (1)      OUTSTANDING

Richard M. Brooks (2)                                710,315             11.8%

Ronald A. Feldman (3)                                262,067              4.7%

Robert M. Rubin (4)                                  527,281              9.4%
9450 Aegean Drive
Boca Raton, FL 33496

Stuart Levin (5)                                      14,500              0.3%

Todd E. Herman (6)                                   308,000              5.5%

John Colehower (6)                                   301,500              5.4%

BKR, Inc. (7)                                      1,094,164             20.6%

Stuart R. Chalfin                                        -0-               ---

Bruce H. Luehrs                                          -0-               ---

Officers and Directors as a                        1,822,163             26.4%
group (seven persons) (8)

* Unless otherwise specified, the address of each named person is c/o Response USA, Inc., 11-H Princess Road, Lawrenceville, New Jersey.

(1) Shares of Common Stock which are not outstanding but which a person has the right to acquire within sixty days pursuant to outstanding options are deemed outstanding for the purpose of computing such person's ownership of Common Stock and percentage of outstanding Common Stock owned by such person, but are not deemed to be outstanding for the purpose of computing number of shares or the percentage of Common Stock owned by any other person.

(2) Includes 708,333 shares issuable upon exercise of currently exercisable options. See "Management -- Employment and Consulting Agreements."

(3) Includes 260,067 shares issuable upon exercise of currently exercisable options. See "Management -- Employment and Consulting Agreements."


(4) Mr. Rubin's wife and children own 5,520 shares of Common Stock, as to which Mr. Rubin disclaims beneficial ownership. Includes 300,000 shares issuable upon exercise of currently exercisable options. See
    "Management--Employment and Consulting Agreements.''

(5) Of which 14,500 shares are issuable upon exercise of currently exerciseable options.

(6) Of which 300,000 shares are issuable upon exercise of currently exercisable options. See "Management--Employment and Consulting Argeements.''


(7) The address of BKR, Inc. is 7944 East Beck Lane, Suite 210, Scottsdale, Arizona 85260.

(8) Includes 1,582,900 shares issuable upon exercise of currently exercisable options referred to in notes 2,3,4,5 and 6 above.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

OTHER TRANSACTIONS


         None.

                       BALANCE OF PAGE INTENTIONALLY LEFT BLANK

                                    PART IV

Item 13. Exhibits and Reports on Form 8-K

    (a) Exhibits (numbered in accordance with Item 601 of Regulation S-B).

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
     2(a)    Agreement and Plan of Reorganization dated August 9, 1990, by and among the Company (Corsica Capital
             Corp.), Management of Corsica Capital Corp. and Lifecall Systems, Inc.
     2(b)    Plan and Agreement of Merger dated March 18, 1992 by and between Response USA, Inc. (Delaware) and
             Lifecall America, Inc.
     2(c)    Delaware Certificate of Ownership and Merger Merging Response USA, Inc., a Nevada Corporation with and into its wholly-owned subsidiary Response USA, Inc., a Delaware corporation
     2(d)    Nevada Articles of Merger of Response USA, Inc. (formerly Lifecall America, Inc.), a Nevada corporation, into Response USA, Inc., a Delaware corporation
     3(a)    Certificate of Incorporation of the Company
     3(b)    Bylaws of the Company
     4(a)    Form of Common Stock Certificate
     4(b)    Form of Warrant Agreement
     4(c)    Form of Class A Warrant Certificate
     4(d)    Form of Class B Warrant Certificate
     4(e)    Form of Class C Warrant Certificate
     4(f)    Form of Preferred Warrant Certificate
     4(h)    Incentive Stock Option Plan of the Company adopted by the Company's Board on March 18, 1992, and approved by the Company's stockholders on March 1992
     4(i)    Restricted Stock Option Plan of the Company adopted by the Company's Board on August 20, 1990, as amended August 30, 1991, January 2, 1992 and March 18, 1992
    10(a)    Lifecall Systems, Inc. Third Amended Plan of Reorganization with Order Affirming Third Amended Plan of Reorganization dated January 9, 1990
    10(b)    Employment Agreement dated August 28, 1992, by and between the Company and Richard R. Brooks, and
             Addendum thereto dated October 1, 1992, as amended
    10(c)    Employment Agreement dated August 28, 1992, by and between the Company and Ronald A. Feldman, and
             Addendum thereto dated October 1, 1992, as amended
    10(d)    Employment Agreement dated March 4, 1994, by and among the Company, USS and Todd Herman
    10(e)    Employment Agreement dated March 4, 1994, by and among the Company, USS and John Colehower
    10(f)    Agreement dated as of November 22, 1996 between Sloan Electronics, Incorporated and the Company
    10(g)    Asset Purchase Agreement dated October 1, 1997 between the Company and Triple A Security Systems,
             Inc.
    10(h)    Loan and Security Agreement dated as of June 30, 1996 between Mellon Bank, N.A. and the Company
    10(i)    Purchase Agreement dated as of March 4, 1997, among BKR, Inc., the Company and HealthLink, Ltd.
    10(j)    Operating Agreement of HealthLink, Ltd. dated as of March 4, 1997
    10(k)    Agreement dated as of June 18, 1997, by and among the Company and the holder of the Preferred Stock who are signatories thereto
    11       Statement re: computation of earnings (loss) per share
    21       Subsidiaries of the registrant
    23(a)    Consent of Deloitte & Touche LLP
    23(b)    Consent of Fishbein & Company, PC
    23(c)    Consent of Terry H. Jones, CPA
    24       Power of Attorney
    27       Financial Data Schedule

      (b)    Reports on Form 8-K -- The Company has not filed any Reports on Form 8-K during the last quarter of the fiscal year.

                         INDEX TO FINANCIAL STATEMENTS


                                                                          PAGE
                                                                          ----

RESPONSE USA, INC. AND SUBSIDIARIES

Independent Auditors' Report for the Fiscal Year Ended
 June 30, 1997.........................................................    F-2

Independent Auditors' Report for the Fiscal Year Ended
 June 30, 1996.........................................................    F-3

Consolidated Balance Sheets at June 30, 1997...........................    F-4

Consolidated Statements of Operations for the Fiscal
 Years Ended June 30, 1996 and June 30, 1997...........................    F-6

Consolidated Statements of Stockholders' Equity for
 the Fiscal Years Ended June 30, 1996 and June 30, 1997................    F-7

Consolidated Statement of Cash Flows for the Fiscal
 Years Ended June 30, 1996 and June 30, 1997...........................    F-8

Notes to Consolidated Financial Statements.............................   F-13


TRIPLE A SECURITY SYSTEMS, INC.

Independent Auditors' Report...........................................   F-37

Balance Sheets at December 31, 1996 and December 31, 1995..............   F-38

Statements of Income and Retained Earnings for the Years
 Ended December 31, 1996 and December 31, 1995.........................   F-39

Statements of Cash Flows for the Years Ended December 31,
 1996 and December 31, 1995............................................   F-40

Notes to Financial Statements..........................................   F-41

RESPONSE USA, INC. AND SUBSIDIARIES

Unaudited Pro Forma Financial Statements...............................   F-51

Unaudited Pro Forma Condensed Consolidated Balance Sheet
 at June 30, 1997......................................................   F-52

Unaudited Pro Forma Condensed Consolidated Statement of Operations
 for the Fiscal Year Ended June 30, 1997...............................   F-53

Notes to Unaudited Pro Forma Financial Statements......................   F-54

INDEPENDENT AUDITORS' REPORT

The Board of Directors of Response USA, Inc.:

We have audited the accompanying consolidated balance sheet of Response USA, Inc. as of June 30, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement presents fairly, in all material respects, the financial position of the Company as of June 30, 1997 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
Philadelphia, Pennsylvania
October 8, 1997

Stockholders and Directors
Response USA, Inc. and Subsidiaries
Lawrenceville, New Jersey


                          INDEPENDENT AUDITORS' REPORT


    We have audited the consolidated balance sheet (not included herein) of RESPONSE USA, INC. AND SUBSIDIARIES as of June 30, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Response USA, Inc. and Subsidiaries as of June 30, 1996, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.

    As discussed in Note 9, the Company has retroactively reclassified an amount from the preferred stock account into additional paid-in capital.



                                                   FISHBEIN & COMPANY, P.C.

Elkins Park, Pennsylvania
August 22, 1996 (March 13, 1997
 as to the last paragraph hereof)

                      RESPONSE USA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                    AT JUNE 30, 1997
                                                                                    ----------------

                                       ASSETS
CURRENT ASSETS
  Cash.............................................................................  $     698,551
  Marketable securities............................................................         75,000
  Accounts receivable--Current portion
    Trade-Net of allowance for doubtful accounts of $437,208.......................      1,443,203
    Net investment in sales-type leases............................................         89,124
  Preferred stock subscription receivable..........................................
  Inventory........................................................................        798,814
  Prepaid expenses and other current assets........................................        271,087
                                                                                     -------------
      Total current assets.........................................................      3,375,779
                                                                                     -------------
MONITORING CONTRACT COSTS--Net of accumulated amortization of $5,217,345...........     18,433,133
                                                                                     -------------
PROPERTY AND EQUIPMENT--Net of accumulated depreciation and amortization of
  $2,363,067.......................................................................      1,512,077
                                                                                     -------------
OTHER ASSETS
  Accounts receivable--Noncurrent portion
    Trade..........................................................................         49,046
    Net investment in sales-type leases............................................        179,752
  Deposits.........................................................................         45,310
  Investment in joint venture......................................................      3,139,484
  Deferred compensation expense....................................................        892,500
  Deferred financing costs--Net of accumulated amortization of $254,154............      3,612,727
                                                                                     -------------
                                                                                         7,918,819
                                                                                     -------------
                                                                                     $  31,239,808
                                                                                     -------------
                                                                                     -------------

                     See notes to consolidated financial statements

                      RESPONSE USA, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                              (CONTINUED)

                                                                                   AT JUNE 30, 1997
                                                                                   ----------------


                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt
    Notes payable.................................................................  $      100,329
    Capitalized lease obligations.................................................          57,453
  Accounts payable--Trade.........................................................         556,205
  Purchase holdbacks..............................................................         415,765
  Accrued expenses and other current liabilities..................................       1,288,332
  Deferred revenue................................................................       1,981,500
                                                                                    --------------
      Total current liabilities...................................................       4,399,584
                                                                                    --------------
LONG-TERM LIABILITIES--Net of current portion
  Long-term debt
    Notes payable.................................................................      12,435,287
    Capitalized lease obligations.................................................          85,435
  Deferred compensation expense...................................................       2,550,000
                                                                                    --------------
                                                                                        15,070,722
                                                                                    --------------

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS' EQUITY
  Preferred stock--Par value $1,000
    Authorized 250,000 shares
      Issued and outstanding 6,890 shares.........................................       7,757,783
  Common stock--Par value $.008
    Authorized 12,500,000 shares
      Issued and outstanding 5,309,206 shares.....................................          42,474
  Additional paid-in capital......................................................      35,411,194
  Accumulated deficit.............................................................     (31,441,949)
                                                                                    --------------
                                                                                        11,769,502
                                                                                    --------------
                                                                                    $   31,239,808
                                                                                    --------------
                                                                                    --------------

                     See notes to consolidated financial statements

                      RESPONSE USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                           YEAR ENDED JUNE 30,
                                                                      -----------------------------
                                                                          1996            1997
                                                                      -------------  --------------
OPERATING REVENUES
  Product sales.....................................................  $   2,352,449  $    2,938,618
  Monitoring and service............................................      8,515,247       9,784,285
                                                                      -------------  --------------
                                                                         10,867,696      12,722,903
                                                                      -------------  --------------
COST OF REVENUES
  Product sales.....................................................      1,718,689       1,970,158
  Monitoring and service............................................      1,779,490       2,127,257
                                                                      -------------  --------------
                                                                          3,498,179       4,097,415
                                                                      -------------  --------------
GROSS PROFIT........................................................      7,369,517       8,625,488
                                                                      -------------  --------------
OPERATING EXPENSES
  Selling, general and administrative...............................      6,416,486       9,126,641
  Compensation--Options/Employment contracts........................                      3,689,700
  Depreciation and amortization.....................................      2,200,894       2,976,433
  Interest..........................................................      3,185,603       1,349,480
                                                                      -------------  --------------
                                                                         11,802,983      17,142,254
                                                                      -------------  --------------
LOSS FROM OPERATIONS................................................     (4,433,466)     (8,516,766)
                                                                      -------------  --------------
OTHER INCOME/(EXPENSE)
  Interest income...................................................         21,568          12,176
  Joint venture loss................................................                       (123,325)
                                                                      -------------  --------------
                                                                             21,568        (111,149)
                                                                      -------------  --------------
LOSS BEFORE EXTRAORDINARY ITEM......................................     (4,411,898)     (8,627,915)
EXTRAORDINARY ITEM
  Loss on debt extinguishment.......................................                      2,549,708
                                                                      -------------  --------------
NET LOSS............................................................     (4,411,898)    (11,177,623)
  Dividends and accretion on preferred stock........................                     (6,876,521)
                                                                      -------------  --------------
NET LOSS APPLICABLE TO COMMON
  SHAREHOLDERS......................................................  $  (4,411,898) $  (18,054,144)
                                                                      -------------  --------------
                                                                      -------------  --------------
Loss per common share
  Loss before extraordinary item....................................  $       (2.87) $        (1.93)

  Extraordinary item................................................                           (.57)
                                                                      -------------  --------------
  Net loss..........................................................  $       (2.87) $        (2.50)
                                                                      -------------  --------------
                                                                      -------------  --------------
  Net loss applicable to common shareholders........................  $       (2.87) $        (4.05)
                                                                      -------------  --------------
                                                                      -------------  --------------
Weighted average number of shares outstanding.......................      1,536,537       4,462,721
                                                                      -------------  --------------
                                                                      -------------  --------------

                     See notes to consolidated financial statements

                      RESPONSE USA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      YEARS ENDED JUNE 30, 1996 AND 1997

                                                                                                               UNREALIZED
                                                                                                                 HOLDING
                                                 PREFERRED STOCK              COMMON STOCK                      LOSSES ON
                                              ----------------------  ---------------------------  ADDITIONAL  AVAILABLE-
                                                NUMBER                    NUMBER                    PAID-IN     FOR-SALE
                                               OF SHARES    AMOUNT      OF SHARES       AMOUNT      CAPITAL    SECURITIES
                                              -----------  ---------  --------------  -----------  ----------  -----------

Balance--June 30, 1995......................                               798,520     $   6,388  $11,438,358   $ (68,343)

Exercise of stock options and warrants......                             1,455,300        11,643    4,421,100

Conversion of convertible subordinated
  promissory notes--Net of related costs of
  $383,088..................................                             1,116,986         8,936    2,842,976

Acquisitions................................                               309,043         2,472      818,086

Issuance of common stock for consulting
  services..................................                                 2,000            16        8,109

Issuance of common stock as payment of notes
  payable...................................                               173,095         1,385      665,736

Sale of preferred stock.....................       7,500   $1,605,000                               4,756,875

Unrealized holding losses on
  available-for-sale securities.............                                                                     (125,000)

Net loss....................................
                                              -----------  ---------  --------------  -----------  ----------  -----------

Balance--June 30, 1996......................       7,500    1,605,000    3,854,944        30,840    24,951,240   (193,343)

Accretion on preferred stock due to
  intrinsic value of conversion feature.....                5,895,000

Discount on and deemed dividends on
  preferred stock...........................                  876,521

Exercise of stock options and warrants......                               166,950         1,336      406,617

Issuance of warrants to consultants.........                                                          689,000

Repricing of stock purchase warrants........                                                        2,848,765

Conversion of convertible subordinated
  promissory notes--Net of related costs of
  $5,068....................................                                11,110            89       44,843

Acquisitions................................                                41,700           334       74,666

Issuance of stock options...................                                                        2,032,200

Investment in joint venture.................                             1,094,164         8,753    3,291,247


                                              ACCUMULATED
                                                DEFICIT       TOTAL
                                              ------------  ----------
                                              ------------  ----------
Balance--June 30, 1995......................  $(8,975,907)  $2,400,496
Exercise of stock options and warrants......                 4,432,743
Conversion of convertible subordinated
  promissory notes--Net of related costs of
  $383,088..................................                 2,851,912
Acquisitions................................                   820,558
Issuance of common stock for consulting
  services..................................                     8,125
Issuance of common stock as payment of notes
  payable...................................                   667,121
Sale of preferred stock.....................                 6,361,875
Unrealized holding losses on
  available-for-sale securities.............                  (125,000)
Net loss....................................   (4,411,898)  (4,411,898)
                                              ------------  ----------
Balance--June 30, 1996...................... ($13,387,805) $13,005,932
Accretion on preferred stock due to
  intrinsic value of conversion feature.....   (5,895,000)           0
Discount on and deemed dividends on
  preferred stock...........................     (876,521)           0
Exercise of stock options and warrants......                   407,953
Issuance of warrants to consultants.........                   689,000
Repricing of stock purchase warrants........                 2,848,765
Conversion of convertible subordinated
  promissory notes--Net of related costs of
  $5,068....................................                    44,932
Acquisitions................................                    75,000
Issuance of stock options...................                 2,032,200
Investment in joint venture.................                 3,300,000

                                                                                                               UNREALIZED
                                                                                                                 HOLDING
                                                 PREFERRED STOCK              COMMON STOCK                      LOSSES ON
                                              ----------------------  ---------------------------  ADDITIONAL  AVAILABLE-
                                                NUMBER                    NUMBER                    PAID-IN     FOR-SALE
                                               OF SHARES    AMOUNT      OF SHARES       AMOUNT      CAPITAL    SECURITIES
                                              -----------  ---------  --------------  -----------  ----------  -----------

Conversion of preferred stock...............        (610)   (618,738)      190,338         1,522      617,216

Issuance of warrants to preferred
  shareholders..............................                                                          105,000

Issuance of warrants in connection with
  obtaining lines of Credit.................                                                          350,000

Cancellation of common stock held in
  escrow....................................                               (50,000)         (400)         400

Unrealized holding losses on available-for-
  sale securities recognized in 1997........                                                                      193,343

Net loss....................................
                                              -----------  ---------  --------------  -----------  ----------  -----------

Balance--June 30, 1997......................       6,890  $7,757,783     5,309,206    $   42,474  $35,411,194  $        0
                                              -----------  ---------  --------------  -----------  ----------  -----------
                                              -----------  ---------  --------------  -----------  ----------  -----------


                                              ACCUMULATED
                                                DEFICIT        TOTAL
                                              ------------   ----------
Conversion of preferred stock...............                          0
Issuance of warrants to preferred
  shareholders..............................     (105,000)            0
Issuance of warrants in connection with
  obtaining lines of Credit.................                    350,000
Cancellation of common stock held in
  escrow....................................                          0
Unrealized holding losses on available-for-
  sale securities recognized in 1997........                    193,343
Net loss....................................  (11,177,623)  (11,177,623)
                                              ------------   ----------
Balance--June 30, 1997......................  ($31,441,949) $11,769,502
                                              ------------   ----------
                                              ------------   ----------

                     See notes to consolidated financial statements

                           RESPONSE USA, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS


                                                        YEAR ENDED JUNE 30,
                                                        ------------------
                                                        1996          1997
                                                        ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss........................................   ($4,411,898)  ($11,177,623)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Amortization of monitoring contract costs...     1,765,744      2,378,969
      Depreciation and amortization of property
        and equipment............................        435,150        547,464
      Gain on sale of monitoring contracts........       (91,663)
      Loss on sale of property and equipment......        39,851         15,389
      Loss on available-for-sale securities.......                      218,343
      Amortization of deferred financing costs and
        debt discount.............................        85,324        389,674
      Amortization of goodwill (see Note 3).......                       50,000
      Loss on joint venture.......................                      123,325
      Issuance of common stock for interest on
        note payable..............................        11,849
      Issuance of common stock for consulting fees         8,125
      Issuance of warrants for consulting fees....                      689,000
      Compensation expense in connection with the
        issuance of stock options and employment
        agreements................................                    3,689,700
      (Increase) decrease in accounts receivable
        Trade.....................................      (423,709)       (29,004)
        Net investment in sales-type leases.......        31,344         53,843
      Decrease in notes receivable
        Related party.............................        50,000
        Other.....................................        92,879
      Increase in inventory.......................          (171)      (146,263)
      Increase in prepaid expenses and other
        current assets............................       (13,203)      (152,397)
      Decrease in deposits........................         9,014          2,697
      Increase (decrease) in accounts payable-
        trade.....................................       (78,479)       130,672
      Increase (decrease) in accrued expenses and
        other current liabilities.................       196,940       (712,877)
      Increase in deferred revenues...............       302,488        390,395
                                                      ----------     ----------

        Net cash used in operating activities.....    (1,990,415)    (3,538,693)
                                                      ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in joint venture.....................                      (12,810)
  Proceeds from the sale of monitoring contracts..       298,938
  Purchase of monitoring contracts (net of
    purchase holdbacks)...........................    (6,210,340)    (3,863,360)
  Proceeds from the sale of property and equipment        11,422         39,864
  Purchase of property and equipment..............      (459,898)      (636,659)
                                                      ----------    -----------

       Net cash used in investing activities......    (6,359,878)    (4,472,965)
                                                      ----------    -----------

                     See notes to consolidated financial statements

                      RESPONSE USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                                  (CONTINUED)

                                                                           YEAR ENDED JUNE 30,
                                                                      -----------------------------
                                                                          1996            1997
                                                                      -------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the issuance of preferred stock.....................                      7,500,000
  Costs incurred in connection with the preferred stock issuance....                     (1,012,449)
  Costs incurred in connection with common stock issuances..........                        (34,220)
  Deferred financing costs incurred.................................       (952,537)         22,761
  Convertible subordinated promissory notes issued in connection
    with private placements.........................................      1,960,000
  Proceeds of long-term notes payable...............................      6,963,891      15,235,000
  Principal payments on long-term debt Notes payable................     (2,244,495)    (15,292,934)
  Capitalized lease obligations.....................................        (41,988)        (82,460)
  Net proceeds from the exercise of stock options and warrants......      4,432,743         447,745
                                                                      -------------  --------------
      Net cash provided by financing activities.....................     10,117,614       6,783,443
                                                                      -------------  --------------
NET INCREASE (DECREASE) IN CASH.....................................      1,767,321      (1,228,215)
CASH--BEGINNING.....................................................        159,445       1,926,766
                                                                      -------------  --------------
CASH--ENDING........................................................  $   1,926,766  $      698,551
                                                                      -------------  --------------
                                                                      -------------  --------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for interest............................  $   3,012,698  $    1,280,340
  Cash paid (received) during the year for income taxes-- Net.......       --              --


                     See notes to consolidated financial statements

                         RESPONSE USA, INC. AND SUBSIDIARIES
                               STATEMENT OF CASH FLOWS
                                     (Continued)

        SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCIAL ACTIVITIES

         During the years ended June 30, 1996 and 1997, convertible subordinated promissory notes of $3,235,000 and $50,000, respectively, were converted to common stock. The Company reduced deferred financing costs and additional paid-in capital in the amount of $383,088 and $5,068, during the years ended June 30, 1996 and 1997, respectively.

         During the years ended June 30, 1996 and 1997, long-term notes payable of $63,933 and $74,028, respectively, were incurred for the purchase of property and equipment.

         During the years ended June 30, 1996 and 1997, capitalized lease obligations of $43,933 and $143,100, respectively, were incurred for the acquisition of property and equipment.

         During the years ended June 30, 1996 and 1997, the Company reduced monitoring contract costs and the corresponding purchase holdbacks in the amount of $838,174 and $306,808, respectively. The Company issued 13,966 shares of its common stock, valued at $67,781, as payment for purchase holdbacks during the year ended June 30, 1996.

         During the year ended June 30, 1996, the Company increased monitoring contract costs and the corresponding transition costs liability (included in accrued expenses and other current liabilities) in the amount of $525,647.

    During the years ended June 30, 1996 and 1997, the Company issued 309,043 and 41,700 shares of its common stock, valued at $820,558 and $75,000, respectively, in connection with acquisitions (see Note 2). The amount includes 15,000 shares valued at $70,311 issued as payment of deferred financing costs during the year ended June 30, 1996.

         During the year ended June 30, 1996, the Company recorded a preferred stock subscription receivable of $6,525,000; for preferred stock subscribed with a par value of $7,500,000, net of the related placement fees of $1,138,125 (of which $975,000 was paid from the proceeds at closing, and $163,125 was included in accrued expenses and paid subsequently). The Company recorded a discount on the preferred stock of $5,895,000.

                         RESPONSE USA, INC. AND SUBSIDIARIES
                               STATEMENT OF CASH FLOWS
                                     (Continued)

        SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCIAL ACTIVITIES

         During the year ended June 30, 1997, the Company recorded accretion to preferred stock in the amount of $5,895,000 with a corresponding charge to accumulated deficit. The accretion represents the intrinsic value of the beneficial conversion feature contained within the preferred stock (see Note 9).

         During the year ended June 30, 1997, the Company recorded $350,000 as additional paid-in capital, related to the issuance of warrants to a consultant in connection with the sale of preferred stock.

         During the year ended June 30, 1997, the Company recorded a deemed dividend in the amount of $704,271 in connection with the preferred stock issuance, with a corresponding charge to accumulated deficit (see Note 9).
As a result of the beneficial conversion feature within the preferred stock dividend, the Company recorded a discount on preferred stock in the amount of $172,250.

         During the year ended June 30, 1997, $610,000 of preferred stock and $8,738 in deemed dividends were converted into 190,338 shares of Common stock.

         During the year ended June 30, 1997, the Company recorded additional paid-in capital of $105,000, with a corresponding charge to accumulated deficit, to reflect the fair value of the additional warrants issued to the preferred shareholders.

         During the year ended June 30, 1997, the Company issued 1,094,164 shares of its common stock, valued at $3,300,000 in connection with a joint venture (see Note 3).

         During the year ended June 30, 1997, in connection with the repricing of stock purchase warrants, the Company recorded deferred financing costs and additional paid-in capital of $2,848,765.

         During the year ended June 30, 1997, the Company reduced amounts receivable-trade and accounts receivable - net investment in sales-type leases in the amount of $28,088 and $126,482, respectively, and recorded monitoring contract costs of $154,570, in connection with the purchase of monitoring accounts.

         During the year ended June 30, 1997, the Company recorded consulting fees in the amount of $689,000 in connection with the exercise of warrants.

                         RESPONSE USA, INC. AND SUBSIDIARIES
                               STATEMENT OF CASH FLOWS
                                     (Continued)

        SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCIAL ACTIVITIES

         During the year ended June 30, 1996, the Company issued 173,095 shares of its common stock, valued at $667,121, as payment on notes payable.

         During the year ended June 30, 1996, the Company issued 2,000 shares of its common stock, valued at $8,125 as payment for consulting services.

                       BALANCE OF PAGE INTENTIONALLY LEFT BLANK

                         RESPONSE USA, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Response USA, Inc. (USA), its wholly-owned subsidiaries Response Ability Systems, Inc. (RAS), United Security Systems, Inc. (USS), and Emergency Response Systems, Inc. (ERS) (the "Company). All significant intercompany transactions and balances have been eliminated.

    NATURE OF BUSINESS AND REVENUE RECOGNITION

         The Company is a fully-integrated security systems provider engaged in the monitoring, sale, installation and maintanance of residential and commercial security systems and personal emergency response systems ("PERS"). The Company is a regional provider of security alarm monitoring services for residential and small business subscribers operating in the states of New York, New Jersey, Pennsylvania, Delaware and Connecticut. The Company is also a nationwide provider of PERS products which enable individual users, such as elderly or disabled persons, to transmit a distress signal using a portable transmitter which is part of the PERS. Revenues from personal emergency response system sales are recognized upon shipment. Revenues under contracts for monitoring and service are deferred and recognized ratably over the contract period. Revenues from the sale of security and fire alarm systems are recognized when installed.

         The Company leases equipment to customers principally under sales-type leases. The lease payments to be received over the term of the leases are recorded as receivables at the inception of the lease. Interest income attributable to the lease contracts is initially recorded as unearned income and subsequently recognized as finance revenue using the interest method over the term of the leases. The lease contracts are generally for five-year terms and the residual value of the leased equipment is nominal at the end of the lease period.

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

                         RESPONSE USA, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    CONCENTRATION OF CREDIT RISK

         The Company's products are sold directly and through distributors in the United States to hospitals, home healthcare agencies and individual consumers. The Company performs ongoing credit evaluations of its customers and, in the case of sales-type leases, the leased equipment serves as collateral in the transactions. The Company maintains reserves for potential credit losses.

    MARKETABLE SECURITIES

         The Company's investments in marketable securities have been categorized as available-for-sale and are stated at fair value. Realized gains and losses, determined using the specific identification method, are included in operations; unrealized holding gains and losses are reported as a separate component of stockholders' equity.

         Marketable securities consist of an investment in the common stock of one company. During 1997, management concluded that a decline in the fair value of this common stock was not temporary and recorded a writedown of $218,343 which is included in selling, general and administrative expenses.

    ALLOWANCE FOR DOUBTFUL ACCOUNTS

         An allowance for doubtful accounts is provided by the Company based on historical collection experience and a review of the current status of existing receivables.

    INVENTORY

         Inventory is stated at the lower of cost (first-in, first-out method) or market.

    MONITORING CONTRACT COSTS AND AMORTIZATION

         Monitoring contracts acquired are stated at cost. The costs of acquired monitoring contracts includes the costs of accounts purchased and any contractual rights to related monitoring revenues purchased from alarm system dealers and emergency response system dealers, and the estimated fair value of the accounts acquired in business acquisitions, including an accrual for estimated acquisition transition costs. The estimated transition costs include costs associated with transferring the customers to the Company's central monitoring station, notification of change in service provider, and service calls to customer premises. Costs related to sales, marketing and installation of systems for accounts internally generated are charged to expense as incurred.

                         RESPONSE USA, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         The Company records purchase holdbacks, in connection with its acquisitions of monitoring contracts, as a liability for delinquent accounts and for future cancellations within an agreed upon time period. Monitoring contract costs and the corresponding purchase holdback liabilities are reduced for delinquent accounts and cancellations as specified in each agreement.

         The costs of acquired monitoring contracts purchased from emergency response system dealers and alarm system dealers are amortized using the straight-line method over estimated lives ranging from five to ten years. It is the Company's policy to periodically review actual account attrition and, if necessary, to adjust downward the remaining estimated lives of acquired account pools to reflect their anticipated future revenue streams.

    PROPERTY AND EQUIPMENT AND DEPRECIATION AND AMORTIZATION

         Property and equipment are stated at cost. Expenditures for additions, renewals and betterments are capitalized; expenditures for maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation or amortization are eliminated from the accounts and any resulting gain or loss is credited or charged to operations. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets.

    DEFERRED FINANCING COSTS AND AMORTIZATION

         Costs incurred in connection with various financing have been deferred; amortization is provided using the straight-line method over the terms of the financing, and is included in interest expense.

    IMPAIRMENT OF LONG-LIVED ASSETS

         The Company reviews long lived assets and intangbles for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company determines the value of subscriber accounts based on the cash flows from the monthly recurring revenue
(MRR) stream using the most recent historical attrition rate.

    ACCOUNTING FOR STOCK-BASED COMPENSATION

         The Company accounts for transactions in which goods or services are received in return for the issuance of equity instruments based on the fair value of the equity instruments or the goods or services received, whichever is more reliably measured.

                         RESPONSE USA, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    NEW ACCOUNTING PRONOUNCEMENTS

         In December 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, ACCOUNTING FOR THE TRANSFERS AND SERVICING OF FINANCIAL ASSETS, which the Company has adopted for its fiscal year ended June 30, 1997. SFAS No. 125 did not have any effect on the Company's financial position or results of operations for its year ended June 30, 1997, and the Company does not anticipate any material impact on the financial statements of the registrant.

         In February 1997, the FASB issued SFAS No. 128, STANDARDS FOR COMPUTING AND PRESENTING EARNINGS PER SHARE (EPS), which will be adopted by the Company in the year ended June 30, 1998, as required by this statement. When adopted, SFAS No. 128 will not have any effect on the Company's financial position or results of operations but will require the Company to provide expanded disclosure regarding EPS computations.

         In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME. This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997. Reclassification of financial information for earlier periods presented for comparative purposes is required under SFAS No. 130. As this statement only requires additional disclosures in the Company's financial statements, its adoption will not have any impact on the Company's financial position or results of operations. The Company expects to adopt SFAS No. 130 effective July 1, 1998.

         In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement, which establishes standards for the reporting of information about operating segments and requires the reporting of selected information about operating segments in financial statements, is effective for fiscal years beginning after December 15, 1997. reclassification of segment information for earlier periods presented for comparative purposes is required under SFAS No. 131. As this statement only requires additional disclosures in the Company's financial statements, its adoption will not have any impact on the company's financial position or results of operations. The Company expects to adopt SFAS No. 131 effective July 1, 1998.

                         RESPONSE USA, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    INCOME TAXES

         The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Also, the tax benefits resulting from the utilization of net operating loss carryforwards are recorded as ordinary income. A valuation allowance is established for deferred tax assets not expected to be realized.

         Principal differences between the Company's financial reporting and tax bases include accounts receivable reserves, inventory reserves, depreciation and amortization of property and equipment, amortization of capitalized costs, and deferred revenue.

    LOSS PER COMMON SHARE

         Loss per common share is computed based on the weighted average number of common shares outstanding during each period after deducting dividends and accretion on preferred stock. The effect of common stock equivalents on loss per share is not applicable for loss periods.

2. ACQUISITIONS

         During the year ended June 30, 1996, the Company purchased monitoring contracts for an aggregate of $7,996,459. As consideration, the Company paid $5,638,637 in cash, incurred acquisition costs of $525,647, recorded purchase holdbacks of $1,081,928 (which are payable over periods of up to eighteen months based on performance guarantees of the seller), and issued 294,043 shares of its common stock valued at $750,247. As part of the acquisitions, the Company also issued 15,000 shares of restricted common stock valued at $70,311 as payment of financing costs to the lender that financed the acquisitions.

                         RESPONSE USA, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. ACQUISITIONS (CONTINUED)

         On March 27,1997, the Company completed the acquisition of all the outstanding common stock of Reliable-Hawk, Inc. (RHI), a New Jersey corporation, after giving effect to RHI's distribution to its stockholders of all of its net assets other than monitoring and service contracts. Reliable-Hawk, Inc. is engaged in the installation, servicing and monitoring of electronic security systems. In consideration of the acquisition with a cost of $1,743,181, the Company paid $1,469,503 in cash, incurred acquisition costs of $35,400, recorded purchase holdbacks of $163,278, and issued 25,000 shares of its common stock valued at $75,000. Proforma results of the Company for 1997 giving effect for the RHI acquisition as if it had occurred on July 1, 1996 are not materially different from the actual results of the Company for 1997. The following represents total assets acquired and the liabilities assumed:

Assets
  Monitoring Contracts                                             $1,707,781
  Acquisition costs (assigned to monitoring contracts)                 35,400
                                                         --------------------

Total Purchase Price                                               $1,743,181
                                                         ====================

         During the year ended June 30, 1997, the Company purchased additional monitoring contracts for an aggregate of $2,425,344. As consideration, the Company paid $1,955,209 in cash, reduced amounts receivable by $154,570, incurred acquisition costs of $69,541, and recorded purchase holdbacks of $246,024 (which are payable over periods of up to twenty-one months based on performance guarantees of the seller).

3. INVESTMENT IN JOINT VENTURE

         On March 4, 1997, the Company entered into a purchase agreement with BKR, Inc. (BKR), a Nevada corporation and HealthLink, Ltd. (HL), a Nevada limited liability company. The parties agreed to the purchase by the Company of a 50% interest in the assets of BKR, the contribution of BKR's remaining 50% interest in the assets to HL, and the contribution of the Company's 50% interest in BKR's assets to HL. HL is engaged in the sale and monitoring of personal emergency response systems, (PERS) to the general public primarily through national retail and pharmacy chains. In consideration of the Joint Venture, the Company issued 1,094,164 shares of its common stock, valued at $3.3 million, to BKR for their 50% interest in Healthlink Ltd.

         At the date of the Company's investment in Healthlink, the investment in Healthlink exceeded the Company's share of the underlying net assets by $1,500,000. The excess is being amortized by the straight line method over 10 years.

                         RESPONSE USA, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. INVESTMENT IN JOINT VENTURE (CONTINUED)

The Company's investment in Healthlink at June 30, 1997 is summarized as follows:

             Initial Investment                                   $3,312,809
             Cumulative equity in net losses of Healthlink          (123,325)
             Cumulative authorization of Goodwill                    (50,000)
                                                                  ----------

             Total                                                $3,139,484
                                                                  ----------
                                                                  ----------

         The Company accounts for its investment in HL under the equity method.

         BKR , as part of the purchase agreement, is entitled to exercise warrants to purchase shares of the Company's common stock subject to the following provisions: (i) for each 10,000 PERS placed on-line by HL, 30,000 shares of common stock may be purchased at an exercise price of $3.00 per share, and (ii) in no event shall this Warrant be exercisable to purchase more than 450,000 shares of common stock. This Warrant may be exercised in whole or in part at any time, or from time to time, commencing on March 4, 1997 and expiring on March 3, 2002.

         The following summary of financial data has been derived from the unaudited Financial Statements of Healthlink, Ltd. for the four months ended June 30, 1997:

                  Operating Revenues                                $305,750
                  Cost of Revenues                                   192,059
                                                                     -------
                  Gross Profit                                       113,691
                  Selling, general and administrative
                  expense                                            355,962

                  Interest expense                                     4,380
                                                                   ----------

                  Net Loss                                         $(246,651)
                                                                   ----------
                                                                   ----------

                  Current Assets                                    $117,870
                  Working capital (deficiency)                      (117,391)
                  Total Assets                                     3,568,176
                  Current Liabilities                                235,621
                  Stockholders' equity                            $3,332,915

                         RESPONSE USA, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. NET INVESTMENT IN SALES-TYPE LEASES

         Information pertaining to the Company's net investment in sales-type leases is as follows:

Minimum lease payments receivable                                   $363,052
Less: Unearned Interest--Finance revenue                             (65,976)
Allowance for doubtful accounts                                      (28,200)
                                                                    --------

Net Investment in sales-type leases                                 $268,876
                                                                 ===========



         At June 30, 1997, minimum lease payments are receivable as follows:

         YEAR ENDING JUNE 30,

                  YEAR ENDING JUNE 30,

                           1998                                     $127,683
                           1999                                       93,413
                           2000                                       76,776
                           2001                                       55,083
                           2002                                       10,097
                                                             ----------------

                                                                    $363,052
                                                             ================

5.  INVENTORY

                      Parts Inventory                               $613,646
                      Finished Goods                                 185,168
                                                             ----------------

                                                                    $798,814
                                                             ================

6. PROPERTY AND EQUIPMENT

                                                                 Estimated
                                                                 useful lives
             Machinery and equipment                             5 years                   $16,715
             Office furniture and equipment                      5 years                 2,496,405
             Equipment held for lease                            5 years                   800,555
             Automotive equipment                                3 years                   343,576
             Leasehold improvements                              5 years                   217,893
                                                                                   ----------------

                                                                                         3,875,144

             Less accumulated depreciation and amortization                              2,363,067
                                                                                   ----------------

                                                                                        $1,512,077
                                                                                   ================



                     REMAINDER OF PAGE INTENTIONALLY LEFT BLANK.

                         RESPONSE USA, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. LONG-TERM NOTES PAYABLE


LINE OF CREDIT AGREEMENT
    Note payable with interest only due through June 30, 2000 at prime
    Plus 1-3/4% on the outstanding loan balance; a commitment
    fee of .5% is payable on the average daily unused credit;
    collateralized by all assets of the Company                         $ 12,235,000

    EQUIPMENT FINANCING

    Payable in monthly installments aggregating $ 4,557 including interest at rates ranging from 3.90% to 11.83%; final payments due April, 1997
    through March, 2000; collateralized by related equipment                  88,950

    REORGANIZATION DEBT

    As part of the 1990 plan of reorganization of a 1987 bankruptcy, the U.S.
    Bankruptcy Court approved a 30.5% settlement on the total unsecured claims submitted; payments are due March 1 of each year, as follows: 3% ($86,817)
    each year -- 1998 through 2000; interest imputed at 14%; net of
    imputed interest of $ 58,894                                             201,557

    Federal priority tax claims payable in annual installments of $2,211
    through March, 1999, and $ 1,896 thereafter                               10,109
                                                                              ------

                                                                          12,535,616
    Less Current Portion                                                     100,329
                                                                             -------

                                                                         $12,435,287
                                                                          ----------
                                                                          ----------

         Principal payments on long-term notes payable for the next five years are due as follows: Years ending June 30, 1998 - $100,329; 1999 - $103,146; 2000
- $12,228,020; 2001 - $1,896;  2002 - $1,896.

         On June 30,1996, the Company entered into a four-year $15,000,000 revolving bank line of credit agreement. Loans outstanding bear interest at prime plus 1-3/4%, are collateralized by all assets of the Company, and are subject to certain restrictive covenants. The Company was not in compliance with certain covenants as of June 30, 1997. (see Note 15, Subsequent Events). The agreement also provides for a commitment fee payable monthly in arrears, of
 .5% based on the average daily unused credit. As of June 30, 1997, the Company has available on its revolving credit facility the amount of $2,765,000. The Company is prohibited from declaring dividends while any outstanding balance exists under the line of credit.

                         RESPONSE USA, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LONG-TERM NOTES PAYABLE (CONTINUED)

         In connection with obtaining the line of credit, the Company issued a stock purchase warrant (the Warrant) to an affiliate of the bank which provided the line of credit. The terms of this Warrant, which were subsequently modified (see below), included the following: (i) number of shares, 1,032,135; (ii) exercise price, $3.25 per share; (iii) expiration date, June 30, 2006; and (iv)
    put obligation feature, which the Holder of the warrant can require, during the period between July 1, 2000 and June 30, 2001 upon 10 days notice, the Company to purchase the Warrant for the difference between the market price of the Company's common stock and the exercise price times 1,032,135 shares.

         The Company recorded deferred financing costs of approximately $6,800,000 related to the fair market value of the warrant (based on an independent valuation) and a related put obligation payable amount. The deferred financing costs were originally to be amortized over the life of the related line of credit (four years) using the straight-line method. The put obligation and the deferred financing costs were adjusted quarterly based upon the value (market price less exercise price of the obligation).

         On June 24, 1997, the Company, in return for the holder of the Warrant forgiving the put obligation feature, reduced the exercise price of the Warrant to $1.50. This resulted in the Company recording deferred financing costs for the difference between the unamortized value of the old warrant and the fair market value of the new warrant ($2,848,768 based on an independent valuation), crediting additional paid-in capital for the same amount. The remaining deferred financing costs will be amortized using the straight-line method over the remaining life of the line of credit.

                       BALANCE OF PAGE INTENTIONALLY LEFT BLANK

                         RESPONSE USA, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. LONG-TERM NOTES PAYABLE (CONTINUED)

         On August 13, 1997 the Holder exercised the Warrant and received 321,789 shares of common stock and blank check preferred stock convertible into 306,958 shares of common stock.
No cash was paid by the Warrant holder.

         Also in connection with this agreement, the Company issued warrants to a consultant to purchase 100,000 shares of the Company's common stock at an exercise price of $4.50 per share; these warrants expire June 30, 2000. The value of these warrants ($350,000) is being amortized over four years.

         With the proceeds received from the issuance of preferred stock (see
Note 9) and a $10,500,000 advance on July 1, 1996, from a line of credit, the Company paid off notes payable with balances aggregating $12,072,668 at June 30, 1996 plus a prepayment penalty. The prepayment penalty of $2,415,877 and unamortized deferred financing costs of $133, 831 associated with the notes paid have been recorded as an extraordinary item during the year ended June 30, 1997.

8. CAPITALIZED LEASE OBLIGATIONS

         The Company leases office furniture and equipment with a cost of $245,808 and a net book value of $188,462 at June 30, 1997, under capital leases. The following is a schedule by years of future minimum lease payments under these leases together with the present value of the net minimum lease payments as of June 30, 1997.

         YEAR ENDING JUNE 30,

                       1998                                           $70,069
                       1999                                            51,061
                       2000                                            43,933
                       2001                                             -----
                       2002                                             -----
                                                         ---------------------
           Total minimum lease payments                               165,063
         Less amount representing interest                             22,175

                                                         ---------------------

    Present value of net minimum lease payments                      $142,888
                                                         =====================

                         RESPONSE USA, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. PREFERRED STOCK

         In May, 1996, the Company authorized the issuance of 7,500 shares of 1996 - Series A Convertible Preferred Stock with a Par Value of $1,000 per share. The preferred shares are convertible into a number of common shares determined based on the premium plus $1,000, divided by the conversion price. The premium equates to an annual ten percent "deemed" dividend and the conversion price is equal to the lesser of $5.00 or 80% of the average closing bid price of the Company's common stock for the five days immediately preceding the date of conversion. The holders of Preferred Stock are not entitled to receive dividends and have no voting rights.

         Up to fifty percent of the preferred stock may be converted by the holder beginning 45 days after closing and the balance may be converted beginning 70 days after closing. Since the convertible preferred stock contained a beneficial conversion feature at the date of issue, the company allocated a portion of the proceeds equal to the value of that feature ($5,895,000) to additional paid-in capital. This amount was amortized over the 70 day minimum period the preferred shareholders were required to hold the shares before conversion was allowed. Preferred shares were then accreted to their face value by recording $5,895,000 charge to accumulated deficit.

         Due to an unexpectedly large volume of conversion requests, after 610 shares of the preferred stock were converted to common shares, the company suspended conversion of its Series A Convertible Preferred Stock due to the negative impact of the conversions on the common stock price.

         Subsequent to the suspension of the conversion of the preferred stock, three groups of preferred shareholders (Halifax Fund, L.P., Lake Management L.D.C. and KA Investments, L.D.C.) commenced legal action to force the company to resume conversion of the preferred stock. In order to settle the matters of litigation, the Company reached two separate agreements with the complainants.

         During June, 1997, all preferred shareholders, other than Halifax Fund, L.P. received 5,000 warrants to purchase common stock of the Company for $2.00 per share for each 100 shares of preferred stock held. Fifty percent of said warrants are exercisable after one year from issuance and the remaining fifty percent are exercisable after two years from issuance. In return for the filing by the Company of a registration statement with the SEC for the primary issuance by the Company of securities to generate approximately $8,750,000 of net proceeds for use by the Company to redeem all of the Preferred Stock (the "Registration Statement"), on or before October 11, 1997, the preferred shareholders agreed to refrain from all conversions of the preferred shares until November 30, 1997. The value of these warrants, $90,000, was recorded as a dividend to the preferred shareholders.

                         RESPONSE USA, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         On June 30, 1997 the company reached an agreement with Halifax Fund, L.P. where the company agreed to convert the 1,000 shares of preferred stock owned by this group into 900,000 shares of the company's common stock and assisted in locating a purchaser for the 900,000 shares from the preferred shareholders for a total of $1,500,000. The company also issued to these former preferred shareholders 5,000 warrants to purchase common stock of the company for $2.00 per share for each 100 shares of preferred stock held. Fifty percent of said warrants are exercisable after one year from issuance and the remaining fifty percent are exercisable after two years from issuance. The Company also agreed to reimburse these preferred shareholders $150,000 for legal fees. In the event that the Company settles with any other preferred shareholders on terms which these shareholders, in their sole discretion, believe are better than those they have received, these shareholders have the right to elect the alternative settlement.

         During 1997, the Company reclassified $5,895,000 which had been previously reported in the 1996 financial statements as Preferred Stock to Additional Paid in Capital. This was a result of March, 1997 comments by the Staff of the Securities and Exchange Commission regarding the treatment of beneficial conversion features of preferred stock.

         During 1997, deemed convertible preferred stock dividends totaling $704,271 were recorded relating to the preferred shares.

10. COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

         The Company has an Incentive Stock Option Plan which provides for the grant for key employees under to purchase a maximum of 40,000 shares of the Company's common stock, all of which have been granted. In addition, the Company has a Restricted Stock Option Plan which provides for the grant of stock options to officers, directors, employees, consultants or advisors of the Company to purchase a maximum of 3,453 shares of the Company's Common Stock, all of which have been granted. The Company has issued Incentive Stock Options to employees in excess of the plan and will convert the 27,050 ISO's to Non-Qualified Stock Options during Fiscal 1998.

                         RESPONSE USA, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (CONTINUED)

         On December 16, 1996, the Company granted 56,350 Non-Qualified Stock Options (NQO) outside of the Restricted Stock Option Plan at $.10 per share, expiring November 27, 2001 to employees. As a result, the Company recorded compensation expense and increased additional paid-in capital in the amount of $142,284. In addition, the Company granted 25,000 NQO's and 4,000 Incentive Stock Options to employees at $2.625, the prevailing market price, expiring November 27, 2001. As of June 30, 1997, 42,450 NQO's at $.10 and 2,500 NQO's at $3.875 were exercised. The Company recorded common stock of $359 and additional paid-in capital of $13,261.

         On June 15, 1997, the Company reduced the exercise price of options for 1,868,400 shares of common stock, granted to officers, directors and a key employee of the Company, from $2.50 to $1.50, the market price. On June 27, 1997, the Company further reduced the exercise price of options for 1,268,400 shares of common stock, granted to officers and a director of the Company, from $1.50 to $.01, which resulted in a compensation expense of $1,889,916.

The following is a summary of stock option activity:

                                                                                              WEIGHTED
                                                                          OPTION PRICE         AVERAGE
                                                  NUMBER OF SHARES          PER SHARE       EXERCISE PRICE

Options outstanding at June 30, 1995                      2,124,298      $3.75-70.00            $4.98
  Options granted                                           129,250      $2.50-4.45             $4.053
  Options exercised                                         (52,500)     $2.50-3.875            $2.565
  Options canceled or expired                              (192,865)     $5.00-70.00            $7.336
                                                          ---------      ----------             ------

Options outstanding at June 30, 1996                      2,008,183      $2.50-35.00            $2.637
  Options granted                                            85,350      $0.01-2.625            $0.958
  Options exercised                                         (44,950)     $0.10                  $0.31
  Options canceled or expired                                (9,625)     $3.875-35.00           $5.896
                                                          ---------      ----------             ------

Options outstanding at June 30, 1997                      2,038,958      $0.01-4.45             $0.687
                                                          ---------      ----------             ------
                                                          ---------      ----------             ------

Options exercisable at June 30, 1997                      2,038,958      $0.01-4.45             $0.687
                                                          ---------      ----------             ------
                                                          ---------      ----------             ------

                         RESPONSE USA, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  COMMON STOCK AND ADDITIONAL PAID IN CAPITAL (CONTINUED)

         The Company accounts for the Plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the Plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock - Based Compensation" (SFAS #123), the Company's pro forma net loss and loss per share for June 30, 1997 and 1996 would have been as follows:



                                           REPORTED               PRO-FORMA

1997 Net Loss                             $11,177,623            $11,368,594

1997 Net Loss applicable to Common
Shareholders                               18,054,144             18,245,115

1997 Net Loss per Common Share                   4.05                   4.09

1996 Net Loss                              $4,411,898             $8,558,764

1996 Net Loss per Share                         $2.87                  $5.57


    The weighted average fair value of the stock options during the fiscal years ended June 30, 1996 and 1997 ranged from $1.17 to $3.81.

    The fair value of options granted under the Plans during fiscals 1996 and 1997 were estimated on the date of grant using the Black - Scholes option pricing model with the following weighted average assumptions used:

    (i)   no dividend yield
    (ii)  expected volatility of 81% and 75% for 1996 and 1997, respectively
    (iii) risk free interest rate of between 5.81% and 6.25%
    (iv) expected lives ranging from 2 to 10 years

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

                         RESPONSE USA, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  COMMON STOCK AND ADDITIONAL PAID IN CAPITAL (CONTINUED)

         The Company, in December, 1996, canceled 50,000 shares of its common stock held in escrow, in connection with an acquisition.

         In March, 1997, the Company issued 25,000 shares of its common stock in connection with a purchase of monitoring contracts and 16,700 shares of its common stock pursuant to a guarantee of stock valuation in connection with an acquisition (see Note 2). As a result, the Company recorded common stock of $334 and additional paid-in capital of $74,934.

         On March 4, 1997, the Company issued 1,094,164 shares of its common stock, valued at $3.3 million in connection with a Joint Venture (see Note 3), pursuant to a guarantee of stock valuation.

         During January, 1996, and February, 1996, the Company completed a private placement of 61 units. Each unit consisted of a $25,000 10% Convertible Subordinated Promissory Note due December 31, 1997 (the "10% Notes"), and Class C Warrants to purchase 1,000 shares of the Company's common stock. Through June 30, 1997, all of these notes had been converted to common stock.

         The Company, as part of a consulting agreement, issued warrants to purchase 200,000 shares of the Company's common stock at a price of $5.125; these warrants expire April 30, 1999. Also, as part of consulting agreements, the Company issued warrants to purchase 1,285,000 shares of the Company's common stock at prices ranging from $2.50 to $3.50; these warrants were exercised during the year ended June 30, 1996.

         In connection with the issuance of the preferred stock (see Note 9), the Company granted transferable warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $6.13 per share and 250,000 shares of the Company's common stock at an exercise price of $8.00 per share; these warrants expire June 30, 2001. The Company also issued warrants to a consultant to purchase 75,000 shares of the Company's common stock at an exercise price of $4.50; these warrants expire June 30, 2000.

                           RESPONSE USA, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (CONTINUED)

         During the months July, 1996, through September, 1996, 122,000 shares of the Company's common stock were issued as a result of the exercise of Class A and Class C Warrants. The Company recorded common stock of $976 and additional paid-in capital of $466,684.

    The following is a summary of warrant activity:



                                                                           NUMBER OF           EXERCISE PRICE
                                                                           SHARES              PER SHARE

Warrants outstanding at June 30, 1995                                    2,289,695             $2.50-4.50
    Warrants issued in connection with 13.8% Notes-Class C                  20,000             $3.26
    Warrants issued in connection with 12 % Notes - Class A                 30,667             $2.50
    Warrants issued in connection with 10% Notes -  Class C                 61,000             $5.625
    Warrants issued in connection with consulting agreements             1,485,000             $2.50-5.125

    Warrants issued in connection with preferred stock                     275,000             $4.50-8.00
    Warrants issued in connection with line of credit agreement          1,132,135             $1.50-4.50
    Warrants exercised in connection with 12% Notes - Class C              (29,300)            $3.75
    Warrants exercised in connection with 10% Notes - Class C              (28,500)            $5.625
    Warrants exercised in connection with consulting agreements         (1,285,000)            $2.50-3.50
                                                                     -------------            -------------
Warrants outstanding at June 30, 1996                                    3,950,697             $1.50-8.00
    Warrants issued in connection with preferred stock litigation          344,500             $2.00
    Warrants exercised in connection with 12% Notes- Class A               (30,667)            $2.50
    Warrants exercised in connection with 10% Notes- Class C               (30,000)            $5.625
                                                                     -------------            -------------
    Warrants outstanding at June 30, 1997                                4,234,530             $1.50-8.00
                                                                     =============            =============

                         RESPONSE USA, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. INCOME TAXES

         The differences between the provision for income taxes and income taxes computed using the federal income statutory tax rate are as follows:



                                                               YEAR ENDED JUNE 30,

                                                         1996                       1997

Amount computed using the statutory rate             ($1,500,050)                ($3,800,392)

Increase (decrease) in taxes resulting from:
Prior net operating loss carryforwards
  Nondeductible expenses                                  24,400                      12,626


State taxes, net of federal taxes                       (216,900)                        -0-

Other

Federal tax valuation allowance                        1,692,550                   3,787,766
                                                   ------------------------------------------
Income taxes (benefit)                                $    --0--                  $     --0--
                                                   -------------               --------------
                                                   -------------               --------------

         At June 30, 1997, the cumulative temporary differences resulted in net deferred tax assets or liabilities consisting primarily of:



Deferred tax assets:

Accounts receivable reserves              $  186,163

Inventory reserves                             8,366

Property                                   1,069,849

Warranty reserve                              55,792

Accrued vacation accrual                      45,564

Uncollected Interest Revenue                 100,453

Deferred Expenses                            973,600

Other                                         49,330

Net operating loss carryforwards           6,752,044
                                          ----------
                                           9,241,161
Less valuation allowance                   9,241,161
                                          ----------
                                          $      -0-
                                          ----------
                                          ----------

                         RESPONSE USA, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES (CONTINUED)

For income tax reporting, the Company has net operating loss carryforwards available to reduce future federal and state income taxes. If not used, the carryforwards will expire as follows:

Year ending June 30,    Federal             State
    2000                ---               $ 1,191,025
    2001                ---                 3,253,300
    2002                ---                 3,206,666
    2003            $   254,200             3,491,200
    2004                 23,100             2,433,632
    2005
    2006                 15,000
    2007
    2008                                      136,300
    2009              3,605,100               390,100
    2010              2,997,000               147,800
    2011              3,504,400               160,100
    2012              6,897,226               260,490
                    -----------           -----------

                    $17,296,026           $14,669,947
                    -----------           -----------
                    -----------           -----------

         The utilization of the federal net operating loss carryforwards aggregating $277,300 expiring June 30, 2003, and 2004, are subject to an annual limitation of $23,110 per year through June, 2004, in accordance with the provisions of the Internal Revenue Code. This annual limitation may be adjusted due to ownership changes in future years.

12. PROFIT SHARING PLAN

         Effective June 1, 1995, the Company established a qualified profit sharing plan under section 401(k) of the Internal Revenue Code, covering certain of its salaried employees. The Company contributes 50% of each participant's elective deferral up to maximum Company contributions of 2.50% of eligible salaries. Contributions to the plan by the Company for the years ended June 30, 1996 and 1997, were $23,008 and $36,981, respectively.

                         RESPONSE USA, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13. COMMITMENTS AND CONTINGENCIES

    EMPLOYMENT AGREEMENTS

         The Company has employment contracts with certain key personnel for terms expiring in June 2000. The contracts provide for initial annual base salaries aggregating $375,000.

         The Company has employment contracts with certain key personnel of USS for terms expiring March, 1999. The contracts provide for initial base salaries aggregating $240,000 which are subject to incremental increases as determined by the Board of Directors on all payments provided the following conditions are realized: (i) if the Company increases its net alarm system subscriber accounts by at least 10,000 accounts before March 1999, the Company shall pay each employee $1.0 million dollars less the gross proceeds received from the sale or exercise of their options; (ii) if the Company increases its net alarm system subscriber accounts by at least 15,000 accounts before March, 1999, the Company shall pay each employee $1.5 million less the gross proceeds received from the sale or exercise of their options; and (iii) any increases in net alarm systems between 10,000 and 15,000 account shall entitle certain employees to a pro rated amount between $1.0 million and $1.5 million as determined in provisions (i) and
(ii) above. As a result, the Company recorded compensation expense and a deferred liability at June 30, 1997 relating to such contracts.

    CONSULTING AGREEMENT

         In April, 1996, the Company entered into a two-year consulting agreement which provides for a minimum annual fee of $42,000. In March, the consulting agreement was terminated. As a result of the termination of the agreement, the Company recorded a charge of $63,000 to consulting fees for the fiscal year ended June 30, 1997.

    MONITORING AGREEMENT

         In April, 1994, the Company entered into a three-year monitoring agreement, which has been extended through April, 2000, providing for a minimum annual cost of $420,000 plus increases based on the number of subscribers as defined, for monitoring services previously provided directly by the Company. Total cost under this agreement was $494,000 and $703,470 for the years ended June 30, 1996 and 1997, respectively.

                         RESPONSE USA, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13. COMMITMENTS AND CONTINGENCIES (CONTINUED)

    LEASE COMMITMENTS

         The Company leases its facilities and various equipment under operating leases expiring at various dates through December 2000. The following is a schedule of future minimum rental payments required under these leases:


            YEAR ENDING JUNE 30,

           1998               $321,074
           1999                256,564
           2000                 40,038
           2001                 12,944
           2002                      -
                             ---------
                              $630,620
                             ---------
                             ---------


         The leases provide that the Company pay as additional rent taxes, insurance and other operating expenses applicable to the leased premises. Total rent expense under all operating leases aggregated $369,852 and $344,117 for the years ended June 30, 1996 and 1997, respectively.

    CONTINGENCIES

         In the normal course of business, the Company is subject to litigation, none of which is expected to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

         As part of certain acquisitions and a joint venture, the Company has guaranteed the value of its common stock at various prices ranging from $3.01 to $5.00 for periods expiring at various dates through March 2000. As of June 30, 1997, the Company's contingent liabilities under these agreements aggregated approximately $20,000, which may be settled in cash or by the issuance of common stock; to the extent that settlement is in common stock, the holders are entitled to piggy-back registration rights and the Company has filed a registration statement for 94,402 shares of common stock which are expected to be sufficient to satisfy the Company's obligation.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount of cash approximates its fair value because of its short maturity. The carrying amount of marketable securities, none of which are held for trading purposes, is fair value (see Note 1.)

         The carrying amount of the line of credit approximates its fair value because the interest rates on this obligation approximate market rates.

                         RESPONSE USA, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

         It was not deemed practicable to estimate the fair value of the reorganization debt due to the nature of the financing arrangements.

         The carrying amount of equipment financing and capitalized lease obligations approximates its fair value because the interest rates on these obligations approximate market rates.


15. SUBSEQUENT EVENTS

         On September 30, 1997, the Company, entered into an agreement with Triple A Security Systems, Inc. ("Triple A"), a Pennsylvania corporation, and Robert L. May, an individual to acquire substantially all of the assets of Triple A Security Systems, Inc. Triple A which is engaged in the installation, servicing and monitoring of electronic security systems.

         In consideration of the acquisition of approximately 14,000 subscriber accounts, the Company will pay Triple A an aggregate of approximately $12,500,000, consisting of $10,000,000 in cash and $1,750,000 million in shares of its common stock; additionally the Company will assume certain liabilities totaling $750,000. Summarized financial data of Triple A for the years ending December 31, 1995 and 1996 is as follows:

                                                   1995             1996

             Revenues                              $5,138,532      $5,206,608
             Cost of Revenues                       2,319,741       2,652,662
                                                   ----------      ----------
             Gross Profit                           2,818,791       2,553,946
             Operating Expenses                     2,528,204       2,315,544
             Interest Expense (net)                   101,959         113,362
                                                   ----------      ----------
             Net Income                              $188,628        $125,040
                                                   ----------      ----------
                                                   ----------      ----------


         In October 1997, the Company entered into an agreement to acquire all of the outstanding stock of Jupiter, a patrol service company. Jupiter's patrol services are principally supplied in areas in which the Company believes that Triple A is a substantial provider of security systems services. The patrol service supplements the Company's alarm monitoring service by providing routine patrol of a subscriber's premises and neighborhood, response to alarm system activations and "special watch" services, such as picking up mail and newspapers and increased surveillance when the customer is on vacation.

                         RESPONSE USA, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



15. SUBSEQUENT EVENTS (CONTINUED)

         On July 31, 1997, the Company entered into an Agreement with 4R Security ("4R Security") to acquire approximately 2,000 alarm monitoring subscriber accounts and certain assets of 4R Security for a purchase price of approximately $1,600,000, substantially all of which is payable in cash and a portion of which is payable in stock, subject to certain adjustments and holdbacks. Since 4R has filed for protection under the United States Bankruptcy Code, the acquisition is conditioned upon the approval by the United States Bankruptcy Court for the Eastern District of New York. Pursuant to the agreement, 4R Security has agreed not to solicit or otherwise communicate with any customer whose account was purchased by the Company for the purpose of inducing such customer to discontinue its relationship with the Company. If the acquisition is consummated, the Company will assume the balance of 4R Security's lease for its premises in Patchogue, New York.

         On June 18, 1997, and October 1, 1997, Mellon amended certain financial covenants in the Loan and Security Agreement dated June 30, 1996, as follows: (i) ratio of cash flow to interest expense; (ii) ratio of senior funded debt to cash flow; (iii) net income (loss); and (iv) capital expenditures.
The Company believes it will be in compliance with the terms of the amended covenants.

         In October, 1997, the Company filed a Form SB-2 Registration Statement under the Securities Act of 1933, offering 7,200,000 shares of Common Stock, par value $.008 per share. The Company has granted the Underwriters a 45-day option to purchase up to an additional 1,080,000 shares of Common Stock solely to cover over-allotments, if any. In connection with the offering, the Underwriters will receive warrants to purchase up to an aggregate of 720,000 shares of Common Stock from the Company.

         The net proceeds from the sale of Stock will be used for the acquisition of Triple A, to redeem the preferred stock and the remainder to pay down amounts outstanding under the credit line.

         The Company anticipates declaring a one-for-three reverse stock split prior to the effective date of the Form SB-2 Registration Statement.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholder of
Triple A Security Systems, Inc.:

    We have audited the accompanying balance sheets of Triple A Security Systems, Inc. as of December 31, 1996 and 1995, and the related statements of income and retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Triple A Security Systems, Inc. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Terry Jones, CPA
March 27, 1997

                        TRIPLE A SECURITY SYSTEMS, INC.

                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                                                           1996          1995
                                                                                       -----------  ------------
                                                     ASSETS
CURRENT ASSETS:
Cash.................................................................................  $   126,941  $   235,963
Marketable securities................................................................      110,176      108,583
Accounts receivable, net of allowance for doubtful accounts of $50,000 in 1996 and
  $29,000 in 1995....................................................................      551,432      343,589
Employee advance.....................................................................        6,871        5,658
Inventory and work-in-progress.......................................................      483,875      384,553
Prepaid expenses.....................................................................       14,981        8,693
Deposits.............................................................................        7,950        7,370
Due from stockholder.................................................................        9,857       14,068
Due from affiliate...................................................................       84,169      103,135
Other current assets.................................................................        5,951           --
                                                                                       -----------  -----------
    Total Current Assets.............................................................    1,402,203    1,211,612
                                                                                       -----------  -----------
PROPERTY AND EQUIPMENT:
Property and equipment, net of accumulated depreciation..............................    1,185,326      821,916
Property and equipment held for lease, net of accumulated depreciation...............      611,251      542,624
                                                                                       -----------  -----------
                                                                                         1,796,577    1,364,540
                                                                                       -----------  -----------
INTANGIBLE ASSETS, net...............................................................      210,980      281,304
                                                                                       -----------  -----------
                                                                                       $ 3,409,760  $ 2,857,456
                                                                                       -----------  -----------
                                                                                       -----------  -----------

                                      LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Demand notes payable.................................................................  $    65,000  $        --
Current portion of long-term.........................................................      344,224      259,582
Accounts payable.....................................................................      583,504      188,031
Deferred revenue.....................................................................      683,338      702,992
Accrued expenses.....................................................................      118,912      209,319
Payroll taxes withheld and accrued...................................................       10,635       16,741
Sales and use tax payable............................................................        2,555        2,881
                                                                                       -----------  -----------
    Total Current Liabilities........................................................    1,808,168    1,379,546
LONG-TERM DEBT, net of current portion...............................................    1,215,348    1,121,678
                                                                                       -----------  -----------
    Total Liabilities................................................................    3,023,516    2,501,224
                                                                                       -----------  -----------

COMMITMENT AND CONTINGENCY
STOCKHOLDER'S EQUITY:
Common stock, $100 par, 5,000 shares authorized, 1,250 issued and outstanding........      125,000      125,000
Additional paid-in capital...........................................................      215,814      215,814
Net unrealized loss on marketable securities.........................................       (4,286)      (5,696)
Retained earnings....................................................................       49,716       21,114
                                                                                       -----------  -----------
    Total Stockholder's Equity.......................................................      386,244      356,232
                                                                                       -----------  -----------
                                                                                       $ 3,409,760  $ 2,857,456
                                                                                       -----------  -----------
                                                                                       -----------  -----------

    The accompanying notes are an integral part of the financial statements.

                        TRIPLE A SECURITY SYSTEMS, INC.

                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                         1996          1995
                                                                                     ------------  ------------
REVENUES...........................................................................  $ 5,041,574  $ 5,158,440
COST OF REVENUES (SCHEDULE 1)......................................................    2,319,741    2,652,662
                                                                                     -----------  -----------

    Gross Profit...................................................................    2,721,833    2,505,778
                                                                                     -----------  -----------

OPERATING EXPENSES:
Selling expenses (schedule.........................................................      644,213      761,250
General and administrative expenses (schedule 3)                                       1,312,056    1,106,715
                                                                                     -----------  -----------

    Total Operating Expenses.......................................................    1,956,269    1,867,965
                                                                                     -----------  -----------
Income Before Depreciation and Amortization........................................      765,564      637,813
                                                                                     -----------  -----------

DEPRECIATION AND AMORTIZATION:
Depreciation of property and equipment.............................................      380,375      325,230
Amortization of intangibles........................................................       70,323       77,204
                                                                                     -----------  -----------

    Total Depreciation and Amortization............................................      450,698      402,434
                                                                                     -----------  -----------
Income From Operations.............................................................      314,866      235,379
                                                                                     -----------  -----------

OTHER INCOME (EXPENSE):
Finance and service charge income..................................................       65,930       31,134
Miscellaneous income...............................................................       31,028       17,034
Interest income....................................................................       14,303       22,310
Gain on sale of assets.............................................................        4,890          207
Dividend income....................................................................        3,957        4,335
Interest expense...................................................................     (120,219)    (140,007)
Loss on abandonment................................................................      (55,783)      --
Conversion costs...................................................................      (41,214)     (45,352)
Relocation expense.................................................................      (29,130)      --
                                                                                     -----------  -----------

    Other Expense, Net.............................................................     (126,238)    (110,339)
                                                                                     -----------  -----------

NET INCOME.........................................................................      188,628      125,040

RETAINED EARNINGS:
Beginning of year..................................................................       21,114       39,724

Distributions......................................................................     (160,026)    (143,650)
                                                                                     -----------  -----------

End of year........................................................................  $    49,716  $    21,114
                                                                                     -----------  -----------
                                                                                     -----------  -----------

    The accompanying notes are an integral part of the financial statements.

                        TRIPLE A SECURITY SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                            1996         1995
                                                                                         -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.............................................................................  $  188,628  $  125,040
Adjustments to reconcile net income to net cash provided by operating activities:......
Depreciation...........................................................................     380,375     325,230
Amortization of intangible assets......................................................      70,323      77,204
Other amortization.....................................................................        (182)       (231)
Gain on sale of assets.................................................................      (4,890)       (207)
Loss on abandonment....................................................................      55,783          --
Changes in assets and liabilities:
  (Increase) decrease in assets:.......................................................
  Accounts receivable..................................................................    (207,843)    100,408
  Employee advances....................................................................      (1,213)     12,566
  Inventory and work-in-progress.......................................................     (99,322)    100,591
  Prepaid expenses.....................................................................     (14,551)     52,563
  Deposits.............................................................................        (580)      1,347
  Due from affiliate...................................................................      27,246      17,701
  Other current assets.................................................................      (5,951)         --
Increase (decrease) in liabilities:
  Accounts payable.....................................................................     395,473    (108,596)
  Deferred revenue.....................................................................     (19,654)    (47,954)
  Accrued expenses.....................................................................     (90,407)     88,898
  Payroll taxes withheld and accrued...................................................      (6,106)      2,043
  Sales and use tax payable............................................................        (326)       (793)
                                                                                         ----------  ----------
Net Cash Provided by Operating Activities..............................................     666,803     745,810
                                                                                         ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities....................................................          --      (3,200)
  Proceeds from sale of equipment......................................................       4,890       2,900
  Capital expenditures.................................................................    (652,452)   (354,199)
  Advances to stockholder..............................................................     (52,216)    (19,657)
                                                                                         ----------  ----------
Net Cash Used in Investing Activities..................................................    (699,788)   (374,156)
                                                                                         ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on demand notes...........................................................      65,000          --
  Proceeds from long-term debt.........................................................     292,650     105,274
  Payments on long-term debt...........................................................    (330,097)   (233,846)
  Distributions to stockholder.........................................................    (103,600)    (70,900)
                                                                                         ----------  ----------
Net Cash used in Financing Activities..................................................     (76,047)   (199,472)
                                                                                         ----------  ----------
NET INCREASE (DECREASE) IN CASH........................................................    (109,022)    172,182
CASH - BEGINNING.......................................................................     235,963      63,781
                                                                                         ----------  ----------
CASH - ENDING..........................................................................  $  126,941  $  235,963
                                                                                         ----------  ----------
                                                                                         ----------  ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest.................................................  $  118.567  $   140.76
                                                                                         ----------  ----------
                                                                                         ----------  ----------
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
Fair value of property and equipment acquired and liabilities assumed..................  $  215,750  $   31,941
                                                                                         ----------  ----------
                                                                                         ----------  ----------
Payment on stockholder loan through non-cash distributions.............................      56,426      72,750
Payment on stockholder loan from personal assumption of note payable-- unsecured.......  $       --  $  148,254
                                                                                         ----------  ----------
                                                                                         ----------  ----------

    The accompanying notes are an integral part of the financial statements.

                        TRIPLE A SECURITY SYSTEMS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

    NATURE OF OPERATIONS

    Triple A Security Systems, Inc. (the company) is engaged in the sale, lease, installation, service and monitoring of security systems to commercial and residential customers. The company grants credit to customers throughout Northeastern Pennsylvania. Consequently, the company's ability to collect the amounts due from customers is affected economic fluctuations within the geographic area.

    REVENUE RECOGNITIONS

    Rental, monitoring and service fees related to operating leases, monitoring and service contracts are recorded as income when earned. All contracts contain an initial noncancellable three or five year term with subsequent annual renewals cancellable within sixty days of the anniversary date. Advance billings are reflected as deferred revenue in the accompanying balance sheet. Installation fees are recognized when the leased equipment is installed.

    At December 31, 1996, the retail monthly recurring revenues were approximately $245,576 and the wholesale monthly recurring revenues were approximately $13,567.

    INVENTORY AND WORK-IN-PROGRESS

    Inventory consisting of equipment held for sale or lease and related repair parts is valued at the lower of cost or market determined on a first-in, first-out basis. Work-in-progress inventory is valued at cost.

    PROPERTY AND EQUIPMENT

    Property and equipment are carried at cost. Depreciation is computed primarily using the straight-line method over the following estimated useful lives:

                                                                                          YEARS
                                                                                        ---------
Monitoring equipment..................................................................      10-12
Other equipment.......................................................................       3-12
Office furniture and fixtures.........................................................       5-12
Vehicles..............................................................................          5
Leasehold improvements................................................................       7-40

    Expenditures for maintenance and repairs are charged to operations as incurred. Cost of replacement and renewals are capitalized.

    Upon sale or other disposition, the asset account and related deprecation account are relieved, and any gain or loss is included in operations.

                        TRIPLE A SECURITY SYSTEMS, INC.

                           DECEMBER 31, 1996 AND 1995

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED)

    MARKETABLE SECURITIES

    Effective January 1, 1995, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The company's investment securities are classified as available-for-sale. Accordingly, unrealized gains and losses are excluded from earnings and reported as a separate component of stockholders' equity. Realized gains or losses are computed based on specific identification of the securities sold.

    SFAS No. 115 superseded SFAS No. 12, "Accounting for Certain Marketable Securities," under which investment securities were generally carried at the lower of aggregate market or amortized cost and unrealized gains were not recognized. The effect of the initial adoption of SFAS No. 115 was not material.

    INTANGIBLE ASSETS

    Costs incurred in connection with the organization of the company and purchases of contracts from predecessor entities are being amortized using the straight-line method over the following lives:

                                                                                            YEARS
                                                                                            -----
Monitoring contracts...................................................................         7-8
Goodwill...............................................................................           5
Noncompete agreements..................................................................        3-11
Loan origination fees..................................................................        5-11
Deferred acquisition costs.............................................................           5

    INCOME TAXES

    The company has elected to be taxed as an "S" Corporation as provided in the Federal and State Income Tax Codes. All income and losses are passed through to the stockholder and are taxed at the individual level. As such, no provision for federal or state income taxes is included in the financial statements.

    RECLASSIFICATIONS

    Certain accounts for the year ended December 31, 1995 have been reclassified for comparative purposes to conform with the year ended December 31, 1996.

    ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                        TRIPLE A SECURITY SYSTEMS, INC.

                           DECEMBER 31, 1996 AND 1995

NOTE 2: MARKETABLE SECURITIES

    The following tables reflect the amortized cost and estimated fair values of marketable debt and equity securities held at December 31, 1996 and 1995. All investments held by the company are classified as available-for-sale.

                                                                                              1996
                                                                                           -----------
                                                                                 GROSS        GROSS
                                                                              UNREALIZED   UNREALIZED
                                                                  AMORTIZED     HOLDING      HOLDING       FAIR
                                                                     COST        GAINS       LOSSES       VALUE
                                                                  ----------  -----------  -----------  ----------
Equity securities...............................................  $   7,805   $  1,525     $     16    $   9,314
U.S. government obligations.....................................     12,292      2,873        --          15,165
Mortgage-backed securities......................................     40,664      --           2,927       37,737
Mutual funds....................................................     53,700      --           5,740       47,960
                                                                  ---------  ----------   ----------   ---------
                                                                  $ 114,461   $  4,398     $  8,683    $ 110,176
                                                                  ---------  ----------   ----------   ---------
                                                                  ---------  ----------   ----------   ---------

                                                                                              1995
                                                                                           -----------
                                                                                 GROSS        GROSS
                                                                              UNREALIZED   UNREALIZED
                                                                  AMORTIZED     HOLDING      HOLDING       FAIR
                                                                     COST        GAINS       LOSSES       VALUE
                                                                  ----------  -----------  -----------  ----------
Equity securities...............................................  $   7,805   $    588     $    279    $   8,114
U.S. government obligations.....................................     12,086      2,644        --          14,730
Mortgage-backed securities......................................     40,688       --          3,266       37,422
Mutual funds....................................................     53,700       --          5,383       48,317
                                                                  ---------  ----------   ----------   ---------
                                                                  $ 114,279   $  3,232     $  8,928    $ 108,583
                                                                  ---------  ----------   ----------   ---------
                                                                  ---------  ----------   ----------   ---------

                        TRIPLE A SECURITY SYSTEMS, INC.

                           DECEMBER 31, 1996 AND 1995


NOTE 2: MARKETABLE SECURITIES (Cont'd)

    U.S. government obligations mature in 2024 and mortgage-backed securities mature in 2023. The change in net unrealized holding losses on marketable debt and equity securities in the amount of $1,359 and $11,632 has been charged to stockholder's equity for the years ended December 31, 1996 and 1995, respectively.

NOTE 3: INVENTORY AND WORK-IN-PROGRESS

    Inventory and work-in-progress consists of the following at December 31:

                                                                         1996        1995
                                                                      ----------  ----------
Raw materials.......................................................  $ 347,679  $ 264,942
Work-in-progress....................................................    136,196    119,611
                                                                      ---------  ---------
                                                                      $ 483,875  $ 384,553
                                                                      ---------  ---------
                                                                      ---------  ---------


NOTE 4: RELATED PARTY TRANSACTIONS

    The balance due from stockholder is an unsecured loan requiring interest only at 5.65%. The balance at December 31, 1996 and 1995 due from affiliate of $84,169 and $103,135 represents money advanced to a company which is substantially owned by the stockholder of Triple A Security Systems, Inc. Interest has been accrued on the 1996 and 1995 average balance at prime plus 1%. Interest accrued for the years ended December 31, 1996 and 1995 was $8,280 and $9,341, respectively.

NOTE 5: PROPERTY AND EQUIPMENT

    Property and equipment consists of the following at December 31:

                                                                   1996          1995
                                                               ------------  ------------
Monitoring equipment.........................................  $    686,851  $    686,851
Other equipment..............................................     1,266,810     1,378,284
Office furniture & fixtures..................................       267,595       402,975
Vehicles.....................................................       470,447       355,615
Leasehold improvements.......................................       328,746       123,781
                                                               ------------  ------------
                                                                  3,020,449     2,947,506
Less accumulated depreciation                                    (1,835,123)   (2,125,590)
                                                               ------------  ------------
                                                               $  1,185,326  $    821,916
                                                               ------------  ------------
                                                               ------------  ------------

                        TRIPLE A SECURITY SYSTEMS, INC.

                           DECEMBER 31, 1996 AND 1995



NOTE 6: OPERATING LEASES

    LESSOR TRANSACTIONS

    The company is the lessor of security monitoring equipment under operating leases expiring in various years through 2001.

    Property on or held for lease consists of the following at December 31:

                                                                       1996         1995
                                                                   -----------  -----------
Monitoring equipment.............................................  $ 1,480,778  $ 1,303,611
Less accumulated depreciation....................................     (869,527)    (760,987)
                                                                   -----------  -----------
                                                                   $   611,251  $   542,624
                                                                   -----------  -----------
                                                                   -----------  -----------

    LESSEE TRANSACTIONS

    The company is currently leasing its facilities under several one year or month-to-month renewable operating lease agreements. Annual rentals were $47,715 and $43,478, in 1996 and 1995, respectively.

    RELATED PARTY TRANSACTIONS

    The company leases two of its facilities from the stockholder on a triple net basis. One agreement is a noncancellable lease requiring payments that increase annually at predetermined amounts through June, 2000. Thereafter, payments are adjusted annually in accordance with the Consumer Price Index. The other is a month-to-month lease at $1,070 per month. Rent expense for the year ended December 31, 1996 was $69,533.

    At December 31, 1996, minimum future lease payments under the noncancellable lease are as follows:

                          YEAR ENDING                                LEASE
                          DECEMBER 31                              OBLIGATION
----------------------------------------------------------------  ------------
1997............................................................  $    97,067
1998............................................................      109,867
1999............................................................      122,667
2000............................................................      128,000
2001............................................................      128,000
Thereafter......................................................    1,845,000
                                                                  -----------
                                                                  $ 2,430,601
                                                                  -----------
                                                                  -----------

                        TRIPLE A SECURITY SYSTEMS, INC.

                           DECEMBER 31, 1996 AND 1995


NOTE 7: INTANGIBLE ASSETS

    Intangible assets, net of accumulated amortization consist of the following at December 31:

                                                                         1996       1995
                                                                      ---------  ---------
Monitoring contracts................................................  $  82,051  $ 112,504
Goodwill............................................................        605      1,815
Noncompete agreements...............................................    114,824    132,642
Loan origination fees...............................................      4,147      6,280
Deferred acquisition costs..........................................      9,353     28,060
                                                                      ---------  ---------
                                                                      $ 210,980  $ 281,304
                                                                      ---------  ---------
                                                                      ---------  ---------

NOTE 8: DEMAND NOTES PAYABLE

    The company has available $130,000 under a line of credit agreement with Summit Bank, expiring June 30, 1997. The terms are interest payable monthly at prime plus 1% on the outstanding balance, with principal and interest due in full at the expiration of the term. This note is cross-collateralized with the company's other notes with Summit Bank. At December 31, 1996, the company had $55,000 outstanding on this line of credit.

    The company has available $150,000 under a revolving line of credit agreement with Summit Bank, expiring April, 1997. The terms are interest payable monthly at prime plus .25% on the outstanding balance, with principal and interest due in full at the expiration of the term. This note is cross-collateralized and cross-defaulted with the company's other notes with Summit Bank. At December 31, 1996, the company had $10,000 outstanding on this line of credit.

                        TRIPLE A SECURITY SYSTEMS, INC.

                           DECEMBER 31, 1996 AND 1995

NOTE 9: LONG-TERM DEBT

    Long-term debt consists of the following at December 31:

                                                                        1996          1995
                                                                    ------------  ------------

Summit Bank:

Term loan payable in monthly installments of $15,946, including interest at 8.13%, maturing October, 2000. Pledged as collateral is accounts receivable. The loan is personally guaranteed by the stockholder. The loan has cross-default provisions with the
  other Summit Bank notes.........................................    $  642,544    $  774,783
Term loan payable in monthly installments of $1,200, including interest at 8.13%, maturing October, 2000. Pledged as collateral is accounts receivable. The loan is personally guaranteed by the stockholder. The loan has cross-default provisions with the
  other Summit Bank notes.........................................        48,355        58,306
Revolving line of credit, payable monthly, at 1.67% of the
  outstanding principal balance plus interest at prime plus 1%, with a floor of 6% and a ceiling of 10%, maturing October, 1999.
  Maximum borrowing under this agreement is $500,000. Pledged as collateral are accounts receivable, inventory, machinery,
  equipment, furniture and fixtures. The loan is personally
  guaranteed by the stockholder. The note is cross-collateralized and has cross-default provisions with the other summit Bank
  notes...........................................................       234,731       176,321
Term note payable in monthly installments of $1,670, including interest at 8.5%, maturing September, 1997. Pledged as
  collateral are accounts receivable, inventory, machinery,
  equipment, furniture and fixtures. The loan is personally
  guaranteed by the stockholder. The note is cross-collateralized and has cross-default provisions with the other Summit Bank
  notes...........................................................        16,428        34,204
Term note payable in monthly installments of $2,556, including interest at 8.35%, maturing October, 2001. Pledged as collateral are accounts receivable, inventory, machinery, equipment,
  furniture and fixtures. The loan is personally guaranteed by the stockholder. The note is cross-collateralized and has
  cross-default provisions with the other Summit Bank notes.......       121,180            --

                        TRIPLE A SECURITY SYSTEMS, INC.

                           DECEMBER 31, 1996 AND 1995

NOTE 9: LONG-TERM DEBT (CONTINUED)

                                                                        1996          1995
                                                                    ------------  ------------


Former owner--Acquired Company:

Promissory note payable in monthly installments of $3,744,
  including interest at 8% maturing October, 2003. Pledged as collateral are assets acquired in acquisition as well as the personal guarantee of the stockholder and the common stock of
  Triple A Security Systems, Inc..................................       233,757       258,886

Fidelity Bank:
Two notes payable in monthly installments of $706, including interest at prime plus .5%, maturing in April, 1997 and January,
  1998. Pledged as collateral are vehicles with a book value of
  $11,292.........................................................         7,340        14,781
Note payable in monthly installments of $1,707, including interest at prime plus .75%, maturing April, 1997. Pledged as collateral
  are vehicles with a book value of $20,660.......................         6,237        25,176

First Heritage Bank:
Note payable in monthly installments of $266, including interest at prime plus .5%, maturing December, 1998. Pledged as
  collateral is a vehicle with a book value of $3,917.............         5,827         8,390
Note payable in monthly installments of $798, including interest at prime plus .5%, maturing January, 1999. Pledged as collateral
  are vehicles with book value of $19,690.........................        18,173        25,734


                        TRIPLE A SECURITY SYSTEMS, INC.

                           DECEMBER 31, 1996 AND 1995

NOTE 9: LONG-TERM DEBT (CONTINUED)

                                                                        1996          1995
                                                                    ------------  ------------


Note payable in monthly installments of $6,252, including interest at 8.75%, maturing June, 2000. Interest of $1,640 way payable monthly through December, 1996. Pledged as collateral are
  vehicles with a book value of $193,934..........................       225,000            --

Lake Ariel Bank:
Installment note payable matured November, 1996...................            --         4,679
                                                                    ------------  ------------
                                                                       1,559,572     1,381,260
    Less current portion..........................................       344,224       259,582
                                                                    ------------  ------------
                                                                    $  1,215,348  $  1,121,678
                                                                    ------------  ------------
                                                                    ------------  ------------

    The aggregate principal payments required on the long-term debt obligations at December 31, 1996 are as follows:

                                  YEAR ENDING
                                  DECEMBER 31                                        AMOUNT
--------------------------------------------------------------------------------  ------------
1997............................................................................  $    344,224
1998............................................................................       332,404
1999............................................................................       465,758
2000............................................................................       282,587
2001............................................................................        61,433
Thereafter......................................................................        73,166
                                                                                  ------------
                                                                                  $  1,559,572
                                                                                  ------------
                                                                                  ------------

                        TRIPLE A SECURITY SYSTEMS, INC.

                           DECEMBER 31, 1996 AND 1995


NOTE 10: COMMITMENT AND CONTINGENCY

    COMMITMENT--SUMMIT BANK LOAN COVENANTS

    Under the terms of the company's loan agreements with Summit Bank there are various covenants including minimum debt coverage ratio requirements, maximum officer salary, limitations on distributions to the stockholder, and limitations on acquisitions of other companies. The company must also maintain a primary depository relationship with Summit Bank. The company was in compliance with all covenants at December 31, 1996 and 1995.

    CONTINGENCY

    A customer, to which the company provides installation, repair and alarm monitoring service, incurred a loss of approximately $817,008, due to a burglary at its warehouse in October, 1993. Counsel for the company's customer has advised the company that it has considered the possibility of seeking contribution or indemnity from the company to the extent of its loss.

    Counsel for the company has advised that there is no litigation with regard to this matter at the time of the release of these financial statements. The company believes that any potential claim would be without merit and will defend its position vigorously. The company maintains $10 million of commercial general liability/errors and omissions insurance.

NOTE 11: PROFIT SHARING PLAN

    The company maintains a voluntary 401K profit-sharing plan that covers substantially all of the employees. Contributions to the plan are at the discretion of the Board of Directors. For the years ended December 31, 1996 and 1995, contributions of $8,792 and $5,772 have been made to the plan.

NOTE 12: SUBSEQUENT EVENT

    The company borrowed $50,000 from Summit Bank in February, 1997. The note requires monthly payments of $1,019, including interest at 8.22% through February, 2002. The note is cross-collateralized and has cross-default provisions with the other Summit Bank notes.

                    UNAUDITED PRO FORMA FINANCIAL STATEMENTS

    The following unaudited pro forma combined statement of operations for the year ended June 30, 1997, gives effect to the following: (i) the sale of 2,400,000 shares of common stock through a secondary offering and the use of the net proceeds therefrom to redeem preferred stock, (ii) a one-for-three reverse stock split, and (iii) the Company's acquisition of Triple A Security Systems, Inc. (Triple A) as if such events had been completed at July 1, 1996 for purposes of the pro forma statement of operations and as of June 30, 1997 for purposes of the pro forma balance sheet. The historical information pertaining to Triple A is for the twelve months ended June 30, 1997. The pro forma information is based on the historical financial statements of the Company and Triple A, giving effect to the transactions under the purchase method of accounting and the assumptions and adjustments described in the accompanying notes to the unaudited pro forma financial statement. In the preparation of the pro forma combined balance sheet, the columns pertaining to Triple A contain information as to the assets and the liabilities acquired as of its date of acquisition.

    This pro forma statement of operations may not be indicative of the results that actually would have occurred if the acquisition had occurred on July 1, 1996.

                       RESPONSE USA INC. AND SUBSIDIARIES
            UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1997

                                                                   HISTORICAL               PRO FORMA
                                                             ----------------------  -----------------------
                                                              RESPONSE    TRIPLE A   ADJUSTMENTS   COMBINED
                                                             -----------  ---------  -----------  ----------
                          ASSETS
Current Assets
  Cash.....................................................  $   698,551  $ 139,645 $ 22,185,000(a)  $   838,196
                                                                                     (10,000,000)(b)
                                                                                     (12,185,000)(c)
  Marketable securities....................................       75,000    112,465                      187,465
  Accounts receivable (net)                                    1,532,327    278,114                    1,810,441
  Inventory................................................      798,814    446,296                    1,245,110
  Prepaid expenses and other current assets................      271,087    170,125      (86,893)(b)     354,319
                                                             ----------- ---------- ------------     -----------
        Total current assets...............................    3,375,779  1,146,645      (86,893)      4,435,531
                                                             ----------- ---------- ------------     -----------
Monitoring Contract Costs (net)............................   18,433,133    236,036     (236,036)(b)  28,083,461
                                                                                       9,650,328(b)
                                                             ----------- ---------- ------------     -----------
Property and Equipment (net)...............................    1,512,077  1,832,798                    3,344,875
                                                             ----------- ---------- ------------     -----------
Other Assets...............................................
  Accounts receivable (net)................................      228,798                                 228,798
  Deposits.................................................       45,310     11,737                       57,047
  Investment in joint venture..............................    3,139,484                               3,139,484
  Deferred compensation expense............................      892,500                                 892,500
  Deferred financing costs (net)...........................    3,612,727                               3,612,727
                                                             ----------- ---------- ------------     -----------
                                                               7,918,819     11,737                    7,930,556
                                                             ----------- ---------- ------------     -----------
                                                             $31,239,808 $3,227,216 $  9,327,399     $43,794,423
                                                             ----------- ---------- ------------     -----------
                                                             ----------- ---------- ------------     -----------
           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Current portion of long-term debt........................  $   157,782  $ 411,452    ($411,452)(b) $   157,782
  Accounts payable-Trade...................................      556,205    331,505     (331,505)(b)     556,205
  Purchase holdbacks.......................................      415,765                                 415,765
  Accrued expenses and other current liabilities               1,288,332    152,223     (152,223)(b)   1,288,332
  Deferred revenue.........................................    1,981,500    797,115                    2,778,615
                                                             ----------- ---------- ------------     -----------
                                                               4,399,584  1,692,295     (895,180)      5,196,699
                                                             ----------- ---------- ------------     -----------
Long-Term Liabilities
  Long-term debt...........................................   12,520,722  1,126,654   (1,126,654)(b)   8,810,722
                                                                                     (12,185,000)(c)
                                                                                       8,475,000(d)
  Deferred compensation expense............................    2,550,000                               2,550,000
                                                             ----------- ---------- ------------     -----------
                                                              15,070,722  1,126,654   (4,836,654)     11,360,722
                                                             ----------- ---------- ------------     -----------
Stockholders' Equity.......................................
  Preferred stock..........................................    7,757,783              (7,757,783)(d)
  Common stock.............................................       14,158    125,000     (125,000)(b)      34,651
                                                                                           1,293(b)
                                                                                          19,200(a)
  Additional paid-in capital...............................   35,439,510    213,817     (213,817)(b)  58,644,300
                                                                                       1,756,207(b)
                                                                                      22,165,800(a)
                                                                                        (717,217)(d)
  Accumulated Deficit......................................  (31,441,949)    69,450      (69,450)(b) (31,441,949)
                                                             ----------- ---------- ------------     -----------
                                                              11,769,502    408,267   15,059,233      27,237,002
                                                             ----------- ---------- ------------     -----------
                                                             $31,239,808 $3,227,216 $  9,237,399     $43,794,423
                                                             ----------- ---------- ------------     -----------
                                                             ----------- ---------- ------------     -----------

    The accompanying notes are an integral part of the financial statements.

                       RESPONSE USA INC. AND SUBSIDIARIES
         UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                                                HISTORICAL                    PRO FORMA
                                                       ----------------------------  ----------------------------
                                                          RESPONSE       TRIPLE A    ADJUSTMENTS      COMBINED
                                                       --------------  ------------  ------------  --------------
Operating Revenues
  Product Sales......................................  $    2,938,618  $  1,787,897                $    4,726,515
  Monitoring and service.............................       9,784,285     3,345,642                    13,129,927
                                                       --------------  ------------  ------------  --------------
                                                           12,722,903     5,133,539                    17,856,442
Cost of Revenues.....................................       4,097,415     2,353,190                     6,450,605
                                                       --------------  ------------  ------------  --------------
Gross Profit.........................................       8,625,488     2,780,349                    11,405,837
                                                       --------------  ------------  ------------  --------------
Operating Expenses
  Selling, general and administrative................       9,126,641     2,044,430                    11,171,071
  Compensation--Options/Employment contracts.........       3,689,700                                   3,689,700
  Depreciation and amortization......................       2,976,433       463,914       (55,434)(e)   4,349,946
                                                                                          965,033(f)
  Interest...........................................       1,349,480       128,574      (128,574)(g)   1,049,667
                                                                                         (298,913)(h)
                                                       --------------  ------------  ------------  --------------
                                                           17,142,254     2,636,918      (481,212)     20,260,384
                                                       --------------  ------------  ------------  --------------
Income/(Loss) From Operations........................      (8,516,766)      143,431      (481,212)     (8,854,547)
                                                       --------------  ------------  ------------  --------------
Other Income/(Expense)
  Interest Income....................................          12,176        13,755                        25,931
  Joint Venture Loss.................................        (123,325)                                   (123,325)
                                                       --------------  ------------  ------------  --------------
                                                             (111,149)       13,755             0         (97,394)
                                                       --------------  ------------  ------------  --------------
Loss Before Extraordinary Item.......................      (8,627,915)      157,186      (481,212)     (8,951,941)
Extraordinary Item
  Loss on debt extinguishment........................       2,549,708                                   2,549,708
                                                       --------------  ------------  ------------  --------------
Net Income/(Loss)....................................     (11,177,623)      157,186      (481,212)    (11,501,649)

Dividends and accretion on preferred stock...........      (6,876,521)                  6,876,521(i)            0
                                                       --------------  ------------  ------------  --------------
Net Loss Applicable to Common Shareholders...........    ($18,054,144) $    157,186  $  6,395,309    ($11,501,649)
                                                       --------------  ------------  ------------  --------------
                                                       --------------  ------------  ------------  --------------
Loss per common share
  Loss before extraordinary item.....................          ($5.80)                                     ($2.21)
  Extraordinary item.................................          ($1.71)                                     ($0.63)
                                                       --------------                              --------------
  Net loss...........................................          ($7.51)                                     ($2.84)
                                                       --------------                              --------------
                                                       --------------                              --------------
  Net loss applicable to common shareholders.........         ($12.14)                                     ($2.84)
                                                       --------------                              --------------
                                                       --------------                              --------------
Weighted average number of shares outstanding........       1,487,574                   2,561,609(j)    4,049,183
                                                       --------------                ------------  --------------
                                                       --------------                ------------  --------------

    The accompanying notes are an integral part of the financial statements.

RESPONSE USA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS


Unaudited Pro Forma Balance Sheet
---------------------------------

(a) To reflect the net proceeds from the Secondary Offering as if it occurred on June 30, 1997 of $22,185,000.

(b) To record the acquisition of Triple A Sysytems, Inc. ("Triple A"). The purchase price of $12,500,000 (payable in cash of $10,000,000, stock valued at $1,750,000 and assumption of $750,000 in liabilities) which was allocated to the assets acquired and liabilities assumed based on their fair value with the remainder, $9,650,328, classified as Contract Monitoring Costs.

(c) To record principal paid on the line of credit from the remaining proceeds from the Secondary Offering of $12,185,000

(d) To record the redemption of the preferred stock for $8,475,000

Unaudited Pro Forma Income Statement
------------------------------------

(e) To eliminate amortization of monitoring contracts purchased from Triple A previously recorded in Triple A's historical financial statements.

(f) To provide amortization on the net increase or purchased monitoring contracts. Monitoring contracts purchased from Triple A are amortized using the straight-line method over a ten-year estimated life.

(g) To eliminate interest expense on debt not acquired.

(h) To reduce interest expense on the net decrease in long-term debt as a result of using the remaining proceeds from the offering, after the Triple A acquisition and the redemption of preferred stock, to repay bank debt.

(i) To eliminate dividends and accretion on preferred stock recorded during the first quarter of 1997 since this preferred stock is presumed to have been retired in these pro forma financial statements.

(j) In calculating earnings per share, effect has been given to the shares issued in the acquisition of Triple A (161,609 shares) and the Secondary Offering (2,400,000 shares).

                                      SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  RESPONSE USA, INC.

                                  By: /s/ Richard M. Brooks
                                  -------------------------
                                  Richard M. Brooks
                                  President, Chief Executive,
                                  and Financial Officer and a
                                  Director
Dated: October 9, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:

NAME                    TITLE                         DATE

/s/ Richard M. Brooks   President, Chief Executive     October 9, 1997
----------------------  and Financial Officer and a
Richard M. Brooks       Director (Principal Executive
                        Financial Officer)

/s/ Ronald A. Feldman   Chief Operating Officer,       October 9, 1997
----------------------  Vice President, Secretary,
Ronald A. Feldman       Treasurer and a Director

                        Director                       October  , 1997
----------------------
Robert M. Rubin

                        Director                       October  , 1997
----------------------
Bruce H. Luehrs

/s/ Stuart R. Chalfin   Director                       October 9, 1997
----------------------
Stuart R. Chalfin

/s/ Todd Herman         Director                       October 9, 1997
----------------------
Todd Herman

/s/ Stuart Levin        Director                       October 9, 1997
----------------------
Stuart Levin

The following exhibits are filed herewith:

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
     4(f)    Form of Preferred Warrant Certificate
    10(b)    Employment Agreement dated August 28, 1992, by and between the Company and Richard R. Brooks, and
             Addendum thereto dated October 1, 1992, as amended
    10(c)    Employment Agreement dated August 28, 1992, by and between the Company and Ronald A. Feldman, and
             Addendum thereto dated October 1, 1992, as amended
    10(d)    Employment Agreement dated March 4, 1994, by and among the Company, USS and Todd Herman
    10(e)    Employment Agreement dated March 4, 1994, by and among the Company, USS and John Colehower
    10(f)    Agreement dated as of November 22, 1996 between Sloan Electronics, Incorporated and the Company
    10(g)    Asset Purchase Agreement dated October 1, 1997 between the Company and Triple A Security Systems,
             Inc.
    10(h)    Loan and Security Agreement dated as of June 30, 1996 between Mellon Bank, N.A. and the Company
    10(i)    Purchase Agreement dated as of March 4, 1997, among BKR, Inc., the Company and HealthLink, Ltd.
    10(j)    Operating Agreement of HealthLink, Ltd. dated as of March 4, 1997
    11       Statement re: computation of earnings (loss) per share
    21       Subsidiaries of the registrant
    27       Financial Data Schedule