Form 10QSB/A
period 1996-09-30
RESPONSE USA INC
filed 1997-11-14
CIK 889087

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


     11-H Princess Road, Lawrenceville, New Jersey 08648
     (Address of principal executive offices)(Zip code)


                       (609) 896-4500
    (Registrant's telephone number, including area code)





Indicate by check mark whether the registrant (1) has filed by Section 13 or 15 (d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 4,141,625 shares of $.008 par value common stock as of October 31, 1996.


             Response USA, Inc. and Subsidiaries
                            Index


                                                                       Page

PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Balance Sheets for  September 30, 1996
               and June 30, 1996                                       1-2

          Consolidated Statements of Operations for the Three
               Months ended September 30, 1995 and 1996                  3

          Consolidated Statement of Stockholders' Equity for
               September 30, 1996                                        4

          Consolidated Statements of Cash Flows for the Three
               Months ended September 30, 1995 and 1996                5-7

          Notes to Consolidated Financial Statements                  8-13

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                   14-17

PART II. OTHER INFORMATION                                           18-19



              RESPONSE USA, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                          (Unaudited

					                                         	September 30,    June 30,
					                                              	1996        		1996
                                               ------------   ------------
					                                          	(Restated)
                      ASSETS
                      ------
CURRENT ASSETS
     Cash						                                    $394,830     $1,926,766
     Marketable securities						                     68,750        100,000
     Accounts receivable - Current portion
       Trade - Net of allowance for doubtful
        accounts of $355,508 and $327,072,
        respectively                               1,919,576     1,461,911
       Net investment in sales-type leases						     134,748       125,385
     Preferred stock subscription receivable								             6,525,000
     Inventory						                                 808,263       652,551
     Prepaid expenses and other current assets						 790,159       118,689
								                                           ---------    ----------
                Total current assets						         4,116,326	  	10,910,302
								                                           ---------    ----------
MONITORING CONTRACT COSTS - Net of accumulated
    amortization of $3,384,398 and $2,838,374,
    respectively                                  16,675,237    16,950,387
								                                          ----------    ----------
PROPERTY AND EQUIPMENT - Net of accumulated
   depreciation and amortization of $1,955,594
   and $1,862,915, respectively						              1,395,869     1,261,007
								                                          ----------    ----------
OTHER ASSETS
     Accounts receivable - Noncurrent portion
       Trade 				                                   		21,348        29,421
       Net investment in sales-type leases						     317,460       323,817
     Deposits						                                   51,710        48,008
     Deferred compensation expense						             862,500
     Deferred financing costs - Net of
       accumulated amortization of $274,804
       and $111,945, respectively                  3,940,535     3,411,803
								                                          ----------    ----------
						                                             5,193,553    	3,813,049
								                                          ----------    ----------
                                         				  		$27,380,985   $32,934,745
								                                          ==========    ==========





			              See notes to consolidated financial statements
                                    -1-







                    RESPONSE USA, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

					                                        	September 30,     June 30,
                                             					1996	          	1996
                                              -------------   ------------
                                         						(Restated)
    LIABILITIES AND STOCKHOLDERS' EQUITY
				------------------------------------
CURRENT LIABILITIES
     Current portion of long-term debt
       Notes payable					                         	$194,803       $194,914
       Capitalized lease obligation					             78,238         51,064
     Accounts payable - Trade						                 563,740	      	424,921
     Purchase holdbacks						                       464,667       	646,976
     Accrued expenses and other current
       liabilities					                          	1,414,419     	2,033,701
     Deferred revenue 					                      	1,518,828     	1,591,103
								                                         ----------     ----------
                Total current liabilities					   	4,234,695	    	4,942,679
								                                         ----------     ----------
LONG-TERM LIABILITIES - Net of current portion
     Long-term debt
       Notes payable				                          8,006,945     12,374,607
       Capitalized lease obligation				            	125,888	       	31,189
     Deferred compensation expense				           	1,725,000
								                                         ----------     ----------
					                                            	9,857,833	   	12,405,796
								                                         ----------     ----------

PUT OBLIGATION PAYABLE					                      	3,165,403      2,580,338
								                                         ----------     ----------

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY
  Preferred stock - Series A - Par value $1,000
   Authorized 250,000 shares
   Issued and outstanding 7,500 shares -
    June 30, 1996 and 6,990 shares -
    September 30, 199		                           7,215,782      1,605,000
  Common stock - Par value $.008
   Authorized 12,500,000 shares
    Issued and outstanding 3,854,944 shares -
    June 30, 1996 and 4,063,625 shares -
    September 30, 199						                          32,509         30,840
  Additional paid-in capita					                 26,761,345     24,951,240
  Unrealized holding losses on available-
   for-sale securities						                       (224,593)      (193,343)
  Accumulated deficit				                       (23,661,989)   (13,387,805)
								                                         ----------     ----------
					                                           	10,123,054     13,005,932
								                                         ----------     ----------
					                                           $27,380,985    $32,934,745
								                                         ==========     ==========




                 See notes to consolidated financial statements
								                            -2-




                     RESPONSE USA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                     					Three months ended September 30,
                                          --------------------------------
                                              					1995         		 1996
                                                ----------      ----------
                                                                 (Restated)
OPERATING REVENUES
     Product sales				                           	$909,054        $656,128
     Monitoring and service				                 	2,092,160	     	2,386,239
                                                ----------      ----------
				                                            	3,001,214      	3,042,367
							                                         ----------      ----------
COST OF REVENUES
     Product sales					                            533,625         451,535
     Monitoring and service				                   	472,905       		747,025
                                                ----------      ----------
				                                            	1,006,530	     	1,198,560
							                                         ----------      ----------
GROSS PROFIT				                                	1,994,684	     	1,843,807
							                                         ----------      ----------
OPERATING EXPENSES
     Selling, general and administrativ			      	1,232,272       2,284,484
     Depreciation and amortization				            	541,631	       	662,719
     Interest				                                 	700,375	       	503,470
                                                ----------      ----------
				                                            	2,474,278	     	3,450,673
                                                ----------      ----------
LOSS FROM OPERATIONS				                         	(479,594)	   	(1,606,866)

INTEREST INCOME				                                 	6,795	         	7,939
							                                         ----------      ----------
LOSS BEFORE EXTRAORDINARY ITEM				               	(472,799)	   	(1,598,927)

EXTRAORDINARY ITEM
     Loss on debt extinguishment						                          	2,549,708
                                                ----------      ----------
NET LOSS					                                     (472,799)     (4,148,635)

Dividends and accretion on preferred stock						                (6,125,549)
								                                        ----------      ----------
NET LOSS APPLICABLE TO COMMON SHAREHOLDER			    	($472,799)  	($10,274,184)
								                                        ==========      ==========
Loss per common share
     Loss before extraordinary item				            	($0.58)	       	($0.41)
     Extraordinary item				                          	0.00 	        	(0.65)
                                                      ----            ----
     Net loss				                                  	($0.58)       		($1.06)
                                                      ====            ====
     Net loss applicable to common shareholders				 	$0.58        		($2.63)
                                                      ====            ====
Weighted average number of shares outstanding				 	819,709	     	3,906,851
								                                           =======       =========


                 See notes to consolidated financial statements
                                    -3-


                      RESPONSE USA, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (RESTATED)
                                 (Unaudited)
                                                         													           Unrealized
												                                                                      Holding
			                         	Preferred Stock									                            Losses on
			                           	Series - A        		Common Stock	   	Additional   Available-
                               ----------          ------------
			                       	Number	              	Number			           	Paid-In	    For-Sale	 	Accumulated
			                      	of Shares		Amount	   	of Shares		Amount	   	Capital	  	Securities 		  Deficit	 	      Total
                          ---------  ------     ---------  ------     -------    ----------  ------------   -----------
Balance - June 30, 1996			   7,500 $1,605,000   3,854,944  $30,840  $24,951,240  ($193,343)  ($13,387,805)	 $13,005,932

Conversion of convertible
subordinated promissory
notes - Net of related
costs of $5,06							                              11,110       89 	    	44,843				    	                         44,932

Issuance of warrants to
consultants											                                                 	689,000                                 689,000

Exercise of stock options
and warrants							                               	46,500	    	372 	   	212,703					                            213,075

Accretion on preferred
stock due to intrinsic
value of conversion feature					   	5,895,000									                         	               (5,895,000)            0

Discount on and deemed
dividends on preferred
stock					                           	230,549									                 	                         (230,549)            0

Conversion of preferred
stock                         (510)	 (514,767)    151,071    1,208      513,559                                       0

Issuance of warrants in
connection with obtaining
lines of credit												                                             350,000                                 350,000

Unrealized holding losses
on available-for-sale
securities													                                                          	 (31,250)                     (31,250)

Net loss				               		               		               		             		                 (4,148,635)   (4,148,635)
                             -----  ----------  ---------  -------  -----------  ----------  -------------  -----------
Balance - September 30, 1996 6,990  $7,215,782  4,063,625  $32,509  $26,761,345  ($224,593)  ($23,661,989)  $10,123,054
																			          =====  ==========  =========  =======  ===========  ==========  =============  ===========



								         See notes to consolidated financial statements
																			                 -4-


                    RESPONSE USA, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

					                                      	Three months ended September 30,
                                            --------------------------------
					                                              	1995	         	1996
                                                   ------         ------
                                                                (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss			 		                                	($472,799)  		($4,148,635)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Amortization of monitoring contract costs				   88,307         546,024
    Depreciation and amortization of property
     and equipment                                  99,834         116,695
    Loss on sale of property and equipmen					                     	11,319
    Amortization of deferred financing costs
     and debt discount				                          67,747         401,264
    Issuance of common stock and warrants for
     consulting fee					                             8,125         106,000
    Compensation expense in connection with
     employment contracts							                                  	862,500
    (Increase) decrease in accounts receivable
       Trade				                                  (611,952)       (445,179)
       Net investment in sales-type leases	 					    5,825          (3,006)
    (Increase) decrease in inventory		 				         40,248        (155,712)
    (Increase) decrease in prepaid expenses and
     other current assets	 			 		                  (43,112)          3,869
    (Increase) decrease in deposits						           20,933          (3,702)
    Increase in accounts payable - Trade	 					    223,712         101,575
    Increase (decrease) in accrued expenses and
     other current liabilities		 				             (134,806)        200,477
    Increase (decrease) in deferred revenues 					  15,445         (46,005)
								                                         ---------       ---------
      	Net cash used in operating activities				 	(392,493)     (2,452,516)
								                                         ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of monitoring contracts (net of
     purchase holdbacks)	 				                 	(2,140,709)       (482,183)
    Proceeds from the sale of property and
     equipment								                                              20,000
    Purchase of property and equipment						       (80,523)       (120,730)
								                                         ---------        --------
      	Net cash used in investing activities			 (2,221,232)       (582,913)
								                                         ---------         -------




                 See notes to consolidated financial statements
                                    -5-



                      RESPONSE USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

						                                    Three months ended September 30,
                                          --------------------------------
                                             						1995	          	1996
                                                 -------         --------
                                                                 (Restated)
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from the issuance of
     preferred stock								                                     7,500,000
    Costs incurred in connection with
     the preferred stock issuance		 						                      (1,146,924)
    Proceeds from private placement						        145,000
    Deferred financing costs incurred						      (27,441)         (691,377)
    Proceeds of long-term notes payable					   2,792,500	      	10,750,000
    Principal payments on long-term debt
       Notes payable						                      (326,541)      (15,076,982)
       Capitalized lease obligations						        (6,999)          (21,224)
    Net proceeds from the exercise of
     stock options and warrants								                            190,000
								                                       ---------        ----------
	Net cash provided by financing activities					2,576,519         1,503,493
								                                       ---------        ----------
NET DECREASE IN CASH						                       (37,206)       (1,531,936)

CASH - BEGINNING					                           	159,445         1,926,766
								                                       ---------        ----------
CASH - ENDING						                             $122,239          $394,830
								                                       =========        ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the year for interest						$637,031          $199,857
    Cash paid during the year for income taxes	       --		              --


                 See notes to consolidated financial statements
                                    -6-



             RESPONSE USA, INC. AND SUBSIDIARIES
                   STATEMENT OF CASH FLOWS

Supplemental Disclosures of Noncash Investing and Financial Activities

     During the three months ended September 30, 1996, convertible subordinated promissory notes of $50,000 were converted to common stock. As a result, the Company reduced deferred financing costs and additional paid-in capital in the amount of $5,068.

     During the three months ended September 30, 1996, the Company increased the put obligation payable and the corresponding charge to deferred financing costs by $585,065, in connection with the refinancing at June 30, 1996 (see Note 5).


     During the three months ended September 30, 1996, the Company recorded accretion to preferred stock in the amount of $5,895,000 with a corresponding charge to accumulated deficit. The accretion represents the intrinsic value of the beneficial conversion feature contained within the preferred stock (see Note 6).


     During the three months ended September 30, 1996, the Company recorded deemed dividends and accretion on such deemed dividends totaling $230,549 in connection with the preferred stock issuance, with a corresponding charge to accumulated deficit (see Note 6).

     During the three months ended September 30, 1996, $510,000 of preferred stock and $4,767 in deemed dividends were converted into 151,071 shares of common stock.

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

     During the three months ended September 30, 1995, the Company reduced monitoring contract costs and the corresponding purchase holdbacks in the amount of $306,977.



                 See notes to consolidated financial statements
                                    -7-



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

     Certain amounts in the 1995 quarterly financial statements have been reclassified to conform with the 1996 presentation.

     These financial statements should be read in conjunction with the Company's annual financial statements.

2. Restatements

     The Company has restated the quarterly results, for the quarter ended September 30, 1996, from those previously reported as a result of correcting errors relating to the following matters:


                          Financial                Amount
                          Statement              Previously     Restated
                           Caption                Reported       Amount
                         ------------             ----------     --------
1)Deemed                 Dividends and            $2,564,086    $6,125,549
  dividends and          accretion on
  accretion on           preferred
  preferred              stock
  stock

2)Bonus agreement        Selling, general         $1,315,984    $2,284,484
  with management        and administrative
  and consulting
  agreements paid
  through the
  issuance of warrants

3)Valuation of Warrant   Interest Expense           $481,595     $503,470
  with Put Obligation
  and a consulting fee
  paid with the issuance
  of warrants in connec-
  tion with obtaining the
  line of credit

4)Bonus agreement with   Deferred compensation            $0     $862,500
  management             expense (Asset)

                         Deferred compensation
                         expense (Liability)              $0   $1,725,000

5)Valuation of Warrant   Put obligation payable   $1,490,403   $3,165,403
  with Put Obligation
  and a consulting fee   Deferred financing cost  $1,937,410   $3,940,535
  paid with the issuance
  of warrants in connec-
  tion with obtaining the
  line of credit

6)Impact of all entries  Accumulated deficit     $19,110,151 $23,661,989
  above

     As a result of the above restatements net loss per common share has changed as follows:


                                     Amount
                                   Previously       Restated
                                    Reported         Amount
                                   ----------       --------
Loss per common share
  Loss before extraordinary item      ($.16)          ($.41)
  Extraordinary item                   (.65)           (.65)
  Net loss                             (.81)          (1.06)
  Net loss applicable
    to common shareholders            (1.46)          (2.63)




3. Inventory

                                        September 30,  June 30,
                                            1996         1996
                                         ---------     --------
                                        (Unaudited)
                    Parts Inventory      $ 569,229    $ 500,437
                    Finished Goods         239,034      152,114
                                         ---------    ---------
                                         $ 808,263    $ 652,551
                                         =========    =========

4. Acquisitions

          During the three months ended September 30, 1996, the Company purchased monitoring contracts for an aggregate of $359,502. As consideration, the Company paid $348,677 in cash, including acquisition costs of $24,476, and recorded purchase holdbacks of $10,825 (which are payable over periods of up to eighteen months based on performance guarantees of the seller).


5. Long-Term Notes Payable

          Line of Credit Agreement
          ------------------------
          Note payable with interest only due through
          June 30, 2000 at prime plus 1-3/4% on the
          outstanding loan balance; a commitment fee
          of .5% is payable on the average daily unused
          credit; collateralized by all assets of the
          Company                                             $  7,750,000

          Equipment Financing
          -------------------
          Payable in monthly installments aggregating
          $5,986 including interest at rates ranging
          from 6.95% to 11.83%; final payments due
          January, 1997, through December, 1999;
          collateralized by related equipment                      105,874

          Convertible Subordinated Promissory Notes
          -----------------------------------------
          5% convertible subordinated promissory notes
          due on November 30, 1996                                  75,000

          Reorganization Debt
          -------------------
          As part of the 1990 plan of reorganization of a
          1987 bankruptcy, the U.S. Bankruptcy Court
          approved a 30.5% settlement on the total
          unsecured claims submitted; payments are due
          March 1 of each year, as follows: 3.5% ($101,286)
          -- 1997, and 3% ($86,817) each year -- 1998
          through 2000; interest imputed at 14%; net of
          imputed interest of $94,995                              266,742

          Federal priority tax claims payable in annual
          installments of $2,211 through March, 1999,
          and $ 1,896 thereafter                                    12,321
                                                                 ---------
                                                                 8,201,748
          Less Current Portion                                     194,803
                                                                 ---------
                                                                $8,006,945
                                                                 =========


     On June 30, 1996, the Company entered into a four-year $15,000,000 revolving bank line of credit agreement. Loans outstanding bear interest at prime plus 1-3/4%, are collateralized by all assets of the Company, and are subject to certain restrictive covenants. The agreement also provides for a commitment fee payable monthly in arrears, of
 .5% based on the average daily unused credit. As of September 30, 1996, the Company has available on its revolving credit facility the amount of $7,250,000.

     On June 30, 1996, in connection with obtaining a line of credit, the Company issued a stock purchase warrant (the Warrant) to an affiliate of the bank which provided the line of credit. The terms of this Warrant included the following:
(i) number of shares, 1,032,135; (ii) exercise price, $3.25 per share; (iii) expiration date, June 30, 2006; and (iv) put obligation feature, which the Holder of the warrant can require, during the period between July 1, 2000 and June 30, 2001 upon 10 days notice, the Company to purchase the Warrant for the difference between the market price of the Company's common stock and the exercise price times 1,032,135 shares. At June 30, 1996, the value of the warrants were estimated at $5.75 per share of common stock based upon a discounted market value of the average price of the Company's common stock, resulting in a put obligation payable of $2,580,338, with a corresponding charge to deferred financing costs. At September 30, 1996, the value of the warrants were estimated at $7.37 per share of common stock. As a result, the Company increased the put obligation payable and the corresponding deferred financing costs by $1,675,000.

     With the proceeds received from the issuance of preferred stock (see Note 6) and a $10,500,000 advance on July 1, 1996, from the line of credit, the Company paid off notes payable with balances aggregating $12,072,668 at June 30, 1996 plus a prepayment penalty. The prepayment penalty of $2,415,877 and unamortized deferred financing costs of $133,831 associated with notes paid have been recorded as an extraordinary item during the quarter ended September 30, 1996.

6. Preferred Stock (Restated)

     On July 2, 1996, the Company issued 7,500 shares of 1996 Series A Convertible Preferred Stock with a par value of $1,000 per share. (The Company recorded a preferred stock subscription receivable of $6,525,000 at June 30, 1996; which was received on July 2, 1996). The holders of the preferred stock are not entitled to receive dividends and have no voting rights. The preferred shares are convertible into a number of common shares determined by using a formula of " the premium plus $1,000, divided by the conversion price." The premium as defined equates to an annual 10% deemed dividend and the conversion price is equal to the lesser of $5.00 or 80% of the average closing bid price of the Company's common stock for the five days immediately preceding the date of conversion. Up to 50% of the preferred stock may be converted beginning 45 days after closing and the balance may be converted beginning 70 days after closing. After June 1, 1999, the Company may require conversion.

     The Company, during the quarter ended September 30, 1996, recorded accretion to preferred stock in the amount of $5,895,000, with a corresponding charge to accumulated deficit. The accretion represents the intrinsic value of the beneficial conversion feature contained within the preferred stock.

     The Company, for the three months ended September 30, 1996, recorded deemed dividends and accretion on such deemed dividends totaling $230,549 in connection with the preferred stock issuance.

     During the months August 1996 and September 1996, 510 shares of Series A Convertible Preferred Stock, with a value of $510,000, and $4,767 in deemed dividends were converted to 151,071 shares of common stock.

     On September 30, 1996, the Company suspended conversion of its 1996 series A Convertible Preferred Stock. The
Company renegotiated the terms and conditions of the preferred stock (see Note 9 -- Subsequent Events).


7. Common Stock and Additional Paid-in Capital

     During the quarter ended September 30, 1996, convertible subordinated promissory notes of $50,000, were converted into 11,110 shares of common stock.

     During the three months ended September 30, 1996, 46,500 shares of common stock were issued as a result of the exercise of warrants and stock options. The Company recorded common stock of $372 and additional paid-in capital of $221,503.



 The following is a summary of stock option activity:

                                                     Option     Weighted
                                                      Price      Average
                                       Number       Per Share   Exercise
                                      of Shares      (Range)      Price
                                      ---------     ---------   ---------
Options outstanding at June 30, 1996  2,008,183  $2.50 - $35.00    $2.637
   Options granted                           --          $   --    $   --
   Options exercised                     (2,500)         $ 3.75    $ 3.75
   Options canceled or expired               --          $   --    $   --
                                      ---------  --------------  --------
Options outstanding and exercisable
 at September 30, 1996                2,005,683  $2.50 - $35.00    $2.637
                                      =========  ==============   =======

The following is a summary of warrant activity:

                                                 Number     Exercise Price
                                                of Shares      Per Share
                                                ---------   --------------
Warrants outstanding at June 30, 1996           3,950,697    $2.50 - $8.00

Warrants exercised in connection with
 10% notes - Class C                              (30,000)  $3.875 - $6.00
Warrants exercised in connection with
 12% notes - Class A                              (14,000)           $3.25
                                                ---------    -------------
Warrants outstanding at September 30, 1996      3,906,697    $2.50 - $8.00
                                                =========    =============


8. Commitments and Contingencies

     Employment Agreements (Restated)
     --------------------------------
     The Company has employment contracts with certain key personnel of USS for terms expiring March, 1999. The contracts provide for initial base salaries aggregating $240,000 which are subject to incremental increases as determined by the Board of Directors. Additional compensation is due provided the following conditions are realized: (i) if the Company increases its net alarm system subscriber accounts by at least 10,000 accounts before March 1999, the Company shall pay each employee $1.0 million less the gross proceeds from the sale or exercise of their options;
(ii) if the Company increases its net alarm system subscriber accounts by at least 15,000 accounts before March, 1999, the Company shall pay each employee $1.5 million less the gross proceeds from the sale or exercise of their options; (iii) any increases in net alarm systems between 10,000 and 15,000 accounts shall entitle certain employees to a pro rated amount between $1.0 million and $1.5 million as determined in provisions (i) and (ii) above.
At September 30, 1996 the increase in net alarm systems exceeded 15,000, as a result, the Company recorded compensation expense and a deferred compensation liability at September 30, 1996 in the amount of $862,500.

     Contingencies
     -------------
     As part of certain acquisitions, the Company has guaranteed the value of its common stock at various prices ranging from $3.75 to $17.34 for periods expiring at various dates through February 1997. As of September 30, 1996, the Company's contingent liabilities under these agreements aggregated approximately $104,100, which may be settled in cash or by the issuance of common stock; to the extent that settlement is in common stock, the holders are entitled to piggy-back registration rights and the Company has filed a registration statement for 94,402 shares of common stock which are expected to be sufficient to satisfy the Company's obligation.


9. Subsequent Events

     In January and February 1997, three groups of preferred shareholders (Halifax Fund, L.P., Lake Management L.D.C. and KA Investments, L.D.C.) commenced legal action to force the company to resume conversion of the preferred stock. In order to settle the matters of litigation, the Company reached two separate agreements with the complainants.

      On June 26, 1997, all preferred shareholders, other than Halifax Fund, L.P. received five thousand warrants (the "Warrants") to purchase common stock of the Company for $2.00 per share for each 100 shares of Preferred Stock held. Fifty percent (50%) of the Warrants are exercisable after
one (1) year from issuance   and  the  remaining  fifty
percent (50%) are exercisable after two (2) years from issuance. In return for the filing by the Company of a registration statement with the SEC for the primary issuance by the Company of securities to generate approximately $8,750,000 of net proceeds for use by the Company to redeem all of the Preferred Stock (the "Registration Statement"), on or before October 11, 1997, the preferred shareholders agreed to refrain from all conversions of the preferred shares until November 30, 1997.

        On June 30, 1997, the Company reached an agreement with Halifax Fund, L.P. where the Company agreed to convert 1,000 shares of preferred stock owned by this group into 900,000 shares of the company's common stock and assisted in locating a purchaser for the 900,000 shares from the preferred shareholders for a total of $1,500,000, which included the reimbursement of legal fees of $150,000. The Company also issued to these former preferred shareholders 5,000 Warrants to purchase common stock of the company for $2.00 per share for each 100 shares of preferred stock held. Fifty percent (50%) of the Warrants are exercisable after one (1) year from issuance and the remaining fifty percent (50%) are exercisable after two (2) years from issuance.
In the event that the Company settles with any other preferred shareholder on terms which these shareholders, in their sole discretion, believe are better than those they have received, these shareholders have the right to
elect  the   alternative settlement.

             Response USA, Inc. and Subsidiaries
             -----------------------------------


Item 6.       Management's Discussion and Analysis of
______        Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto.

Forward Looking Information.

     The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that would cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of the "safe harbor" provisions of the Reform Act. Except for the historical information contained herein, the matters discussed in this Form 10-QSB/A quarterly report are forward-looking statements which involve risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that can cause actual results to differ materially from the Company's expectations are disclosed in conjunction with the forward-looking statements or elsewhere herein.


Liquidity and Capital Resources

          On June 30, 1996 through July 3, 1996, the Company completed a restructuring of its long-term debt. The Company obtained a $15 million revolving credit facility from Mellon Bank, N.A. and issued $7.5 million of its 1996 Series A Convertible Preferred Stock to institutional and individual domestic and foreign investors. The proceeds of the financing were utilized to repay the Company's existing long-term indebtedness and resulted in a substantial decrease in the Company's borrowing costs. The restructuring resulted in an extraordinary charge of $2,549,708 for early extinguishment of debt for the quarter ended September 30, 1996. As of September 30, 1996, the Company has available on its revolving credit facility the amount of $7,250,000. The credit facility bears interest at the Prime Rate, plus 1 3/4%.

     The Company's working capital decreased by $6,085,992 from $5,967,623 at June 30, 1996, to a working capital deficiency of $118,369 at September 30, 1996. On June 30, 1996, the Company recorded a preferred stock subscription receivable for $6,525,000, from Series A Convertible Preferred Stock subscribed with a par value of $7,500,000, net of related placement fees of $975,000 paid from the proceeds at the closing. On July 1, 1996, the Company entered into a four-year $15 million revolving bank line of credit agreement (see Note 5 of Notes to the Consolidated Financial Statements). With the proceeds received from the issuance of preferred stock on July 2, 1996 and $10,500,000 from the revolving line of credit, the Company paid off notes payable used to finance its growth through acquisitions, with balances aggregating approximately $12.1 million. The Company believes its cash flows from operations will be sufficient to fund the Company's interest payments on its debt and capital expenditures, which are the Company's principal uses of cash other than the acquisitions of portfolios of subscriber accounts.


          Net cash used in operating activities for the three months ended September 30, 1996 was $2,452,516. A net loss of $4,148,635 including noncash transactions totaling $2,032,483, accounted for $2,116,152 of the cash used in operating activities. The noncash transactions are as follows: (i) depreciation and amortization of $1,063,983;
(ii) deferred compensation expense in connection with employment agreements of $862,500; and (iii) consulting fees through the issuance of warrants of $106,000. Other significant changes included changes in accounts receivable, inventory, and accounts payable and accrued expenses totaling $301,845. The increase in accounts receivable of $448,185 was primarily due to the increase in monthly monitoring and service billings, as a result of the acquisition of approximately 8,000 subscriber accounts during the past twelve months. Increases in product sales of personal emergency response systems (PERS) to both private label wholesalers and home healthcare agencies, resulted in higher accounts receivable too. The provision for doubtful accounts increased to $355,508 at September 30, 1996, from $327,072 at September 30, 1995. The increase reflects an increase in the Company's average subscriber base and the Company's willingness to work with subscribers experiencing credit difficulties in order to maintain long-term subscriber relationships. The increase in inventory of $155,712 is attributable to an increase in future orders for PERS by both private label wholesalers and home healthcare agencies. The increase in accounts payable and accrued expenses totaling $302,052 was due to both the additional finished goods inventory required to meet future orders and other operating expenses related to the acquisitions of approximately 8,000 monitoring contracts.


       Net cash used in investing activities for the three months ended September 30, 1996 was $582,913. The purchases of monitoring contracts (including purchase holdback payments) accounted for $482,187 of the cash used in investing activities. Other investing activity included the purchase of property and equipment of $120,730, which was offset by the proceeds from the sale of equipment of $20,000.

           Net cash provided by financing activities was $1,503,493 for the three months ended September 30, 1996. Proceeds from the exercise of stock options and warrants totaled $190,000. Net proceeds received from the line of credit and the preferred stock issuance totaling $17,103,076 were used primarily to pay off notes payable totaling $12,072,668 and the acquisition of monitoring contracts. Principal payments on long-term debt, excluding notes payable paid off with the line of credit and preferred stock proceeds, totalled $3,025,538 were made during the three months ended September 30, 1996.

          The Company has no material commitments for capital expenditures during the next twelve months and believes that its current cash and working capital position and future cash flow from operations will be sufficient to meet its working capital needs for twelve months.

     The Company intends to use borrowings under the revolving bank line of credit together with the remaining cash flow from operations to continue to acquire monitoring contracts. Additional funds beyond those currently available will be required to continue the acquisition program, and there can be no assurance that the Company will be able to obtain such financing.

Results of Operations

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

     Operating revenues increased by $41,153 or 1% for the quarter ended September 30, 1996 ("Fiscal 1997") as compared to the quarter ended September 30, 1995 ("Fiscal 1996"). Product sales decreased by $252,926 or 28% for Fiscal 1997 as compared to Fiscal 1996. The decrease in product sales was due to the Company's primary strategy to expand through the acquisition of monitoring contracts, as opposed to direct sales of security systems. Sales of electronic security systems decreased by approximately $295,000 for the three months ended September 30, 1996 as compared to the same period ended September 30, 1995. Revenues from the sale of PERS to private label wholesalers and home healthcare agencies increased by approximately $42,000, for the same comparable periods. The significant growth in monitoring and service revenues of $294,079 or 14% for Fiscal 1997 as compared to Fiscal 1996, was due to the acquisition of monitoring contracts and the success of the Company's extended warranty program.

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

          Gross Profit for Fiscal 1997 was $1,843,807, which represents a decrease of $150,877, or 8%, from the $1,994,684 of gross profit recognized in Fiscal 1996. The Gross Profit Margin (GPM), as a percentage of sales, was 66% for the quarter ended September 30, 1995, as compared to 61% for the quarter ended September 30, 1996. The decline is primarily attributable to the sale of PERS to homehealthcare agencies, as a percentage of total revenues, decreasing from 81% to 51%; and the sale of PERS to private label wholesalers, as a percentage of total revenues, increasing from 13% to 47%, for the periods ended September 30, 1995 and 1996, respectively. Gross profit margins recognized on the sale of PERS to private wholesalers are substantially lower than GPM's recognized on all other operating revenues. Gross profit margins significantly decreased from 32% to 7% on sales of electronic security systems from Fiscal 1996 to Fiscal 1997. An increase in competition, including the advertisement of free security systems, resulted in a lower average selling price of such security systems.


          Selling, general and administrative expenses
(excluding deferred compensation expense in connection with employment agreements of $862,500 and consulting fees resulting from the issuance of warrants of $106,000) grew to $1,315,984 for the quarter ended September 30, 1996, which represents an increase of $83,712 or 7%, over selling, general and administrative expenses for the three months ended September 30, 1995. Selling, general and administrative expenses, as a percentage of total operating revenues, increased from 41% to 43% for the period ended September 30, 1995 and 1996, respectively. The increase in selling, general and administrative expenses was primarily due to increases in corporate overhead expenses incurred to assimilate newly acquired customers into the Company's customer base, and to support the larger subscriber base. While selling, general and administrative expenses, as a percentage of revenues, increased by 7%, monitoring and service revenues increased by 14% between comparable periods, reflecting efficiencies realized in the Company's corporate offices. The Company anticipates that its current level of selling, general and administrative expenses, as a percentage of sales, will decrease as a result of the Company's operating revenues growing substantially due to increases in monitoring and service revenues from ongoing acquisitions.


          During the quarter ended September 30, 1996, the Company recorded a deferred compensation liability with a corresponding charge to selling, general and administrative expense in the amount of $862,500, pursuant to employment contracts.

      Amortization and depreciation expenses increased by $121,088, from $541,631 to $662,719 for the three months ended September 30, 1995 and 1996, respectively. This increase in amortization and depreciation expense is the result of the Company's acquisition of approximately $8 million of monitoring contracts during the fiscal year ended June 30, 1996.

          Interest expense decreased by $196,905 or 28% from $700,375 for the quarter ended September 30, 1995, to $503,470 for the same period ended September 30, 1996. In July, 1996, the Company paid off notes payable with balances aggregating $12,072,688 with proceeds from the issuance of preferred stock and an advance from the line of credit, resulting in a substantial decrease in the Company's borrowing costs (see Notes 5 and 6 of Notes to Consolidated Financial Statements).


          The net loss for the three months ended September 30, 1996 was $1,598,927 (excluding an extraordinary item for early extinguishment of debt of $2,549,708) or ($.41) per share based on 3,906,851 shares outstanding, as compared to a net loss of $472,799 or ($.58) per share based on 819,709 shares outstanding for the three months ended September 30, 1995. The net loss applicable to common shareholders (net loss adjusted for dividends and accretion on preferred stock) for the periods ended September 30, 1995 and 1996 were $472,799 or ($.58) per share based on 819,709 shares outstanding; and $10,274,184 or ($2.63) per share based on 3,906,851 shares outstanding, respectively. Earnings before interest, taxes, depreciation and amortization (EBITDA), excluding charges for the loss on debt extinguishment, deferred compensation expense - employment agreements, and consulting fees from the issuance of warrants was $762,412 for the quarter ended September 30, 1995 as compared to $527,823 for the quarter ended September 30, 1996.

             Response USA, Inc. and Subsidiaries

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings - None

     Item 2. Changes in Securities - None

     Item 3. Defaults Upon Senior Securities - None

     Item 4. Submission of Matters to a Vote of Security Holders - None

     Item 5. Other Information - None

     Item 6. Exhibits and Reports on Form 8-K
          (a) Exhibits -
               (11) Computation of Loss per Common Share
               (27) Financial Data Schedule
          (b) Report on Form 8-K - None

                         SIGNATURES

           Pursuant to the requirements of  the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   RESPONSE USA, INC.                               November 13, 1997
   ------------------                               -----------------
      Registrant



By: /s/ Richard M. Brooks
   ----------------------
   Richard M. Brooks
   President, Chief Executive and  Financial Officer
   Principal Financial Officer
   Principal Accounting Officer

By:/s/ Ronald A. Feldman
   ---------------------
   Ronald A. Feldman
   Chief Operating Officer
   Vice President, Secretary
   Treasurer