Form 10QSB
period 1997-09-30
RESPONSE USA INC
filed 1997-11-14
CIK 889087

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-QSB

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1997


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





Indicate by check mark whether the registrant (1) has filed by Section 13 or 15 (d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 6,596,589 shares of $.008 par value common stock as of October 31, 1997.


             Response USA, Inc. and Subsidiaries
                            Index


                                                                      Page

PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Balance Sheets for September 30, 1997
               and June 30, 1997                                       1-2

          Consolidated Statements of Operations for the Three
               Months ended September 30, 1996 and 1997                  3

          Consolidated Statement of Stockholders' Equity for
               September 30, 1997                                        4

          Consolidated Statements of Cash Flows for the Three
               Months ended September 30, 1996 and 1997                5-7

          Notes to Consolidated Financial Statements                  8-11

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                   12-15

PART II. OTHER INFORMATION                                           16-17



                   RESPONSE USA, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

						                                          September 30,     June 30,
                                              				 	1997          		1997
                                                ------------      --------
                                           						(Unaudited)
                       ASSETS
                       ------
CURRENT ASSETS
     Cash					                                     $682,813       $698,551
     Marketable securities						                     56,250         75,000
     Accounts receivable - Current portion
       Trade - Net of allowance for doubtful
         accounts of $373,932 and $437,208,
         respectively                             1,580,791      1,443,203
         Net investment in sales-type leases						   88,443         89,124
     Inventory 					                               	829,453        798,814
     Prepaid expenses and other current assets						446,524        271,087
								                                          ---------      ---------
                Total current assets					        	3,684,274      3,375,779
								                                          ---------      ---------
MONITORING CONTRACT COSTS - Net of accumulated
  amortization of $5,872,197 and $5,217,345,
  respectively                                   18,045,284     18,433,133
								                                         ----------     ----------
PROPERTY AND EQUIPMENT - Net of accumulated
  depreciation and amortization of $2,466,951
  and $2,363,067, respectively 					             	1,522,023      1,512,077
								                                         ----------     ----------
OTHER ASSETS
     Accounts receivable - Noncurrent portion
       Trade                       					            	37,006         49,046
       Net investment in sales-type leases					    	165,067        179,752
     Deposits					                                  	45,935         45,310
     Investment in joint venture					            	2,963,096      3,139,484
     Deferred compensation expense					            	517,500        892,500
     Deferred financing costs - Net of
       accumulated amortization of $556,131
       and $254,654, respectively                 3,316,249      3,612,727
								                                          ---------      ---------
					                                            	7,044,853      7,918,819
								                                          ---------      ---------
						                                          $30,296,434    $31,239,808
								                                         ==========     ==========

								         See notes to consolidated financial statements
                                    -1-





                    RESPONSE USA, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

						                                          September 30,     June 30,
					                                              	1997	          	1997
                                                ------------      --------
                                           					(Unaudited)
    LIABILITIES AND STOCKHOLDERS' EQUITY
				------------------------------------

CURRENT LIABILITIES
     Current portion of long-term debt
       Notes payable 						                        $104,956       $100,329
       Capitalized lease obligations 					          	52,859         57,453
     Accounts payable - Trade					                 	738,909        556,205
     Purchase holdbacks					                       	571,120        415,765
     Accrued expenses and other current
       liabilities					                          	1,076,485      1,288,332
     Deferred revenue 					                      	1,981,698      1,981,500
								                                          ---------      ---------
                Total current liabilities					   	4,526,027      4,399,584
								                                          ---------      ---------
LONG-TERM LIABILITIES - Net of current portion
     Long-term debt
       Notes payable					                       	12,872,584     12,435,287
       Capitalized lease obligations		 			          	72,412         85,435
     Deferred compensation expense					          	1,725,000      2,550,000
								                                         ----------     ----------
                                          				  	14,669,996     15,070,722
								                                         ----------     ----------
COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY
  Preferred stock - Series A - Par value $1,000
    Authorized 250,000 shares
      Issued and outstanding 6,890 shares -
       June 30, 1997 and 5,890 shares -
       September 30, 1997                         6,818,055      7,757,783
  Preferred stock - Series B - Par value $.01
    Authorized 3,069.58 shares
      Issued and outstanding 3,069.58 shares             31
  Common stock - Par value $.008
    Authorized 12,500,000 shares
      Issued and outstanding 5,309,206 shares -
       June 30, 1997 and 6,567,903 shares -
       September 30, 1997                            52,543         42,474
  Additional paid-in capital	 				              	36,720,434     35,411,194
  Unrealized holding losses on available-
    for-sale securities	 				                      	(18,750
  Accumulated deficit				 	                    	(32,471,902)   (31,441,949)
								                                        -----------    -----------
					                                           	11,100,411     11,769,502
								                                        -----------    -----------
				                                          	 $30,296,434    $31,239,808
								                                        ===========    ===========



                 See notes to consolidated financial statements
                                    -2-



                   RESPONSE USA, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF OPERATIONS
                               (Unaudited)

				                                         	Three months ended September 30,
                                                 					1996        	1997
                                                   ----------   ----------
OPERATING REVENUES
     Product sales					                              $656,128     $662,846
     Monitoring and service			                     	2,386,239    2,585,038
                                                    ---------    ---------
				                                               	3,042,367    3,247,884
						                                              ---------    ---------
COST OF REVENUES
     Product sales				                               	451,535      398,442
     Monitoring and service				                      	747,025      768,739
                                                    ---------    ---------
				                                               	1,198,560    1,167,181
						                                              ---------    ---------
GROSS PROFIT				                                   	1,843,807    2,080,703
						                                              ---------    ---------
OPERATING EXPENSES
    Selling, general and administrative             2,284,484    1,165,635
    Depreciation and amortization	 			               	662,719      837,539
    Interest				                                     	503,470      643,780
                                                    ---------    ---------
				                                               	3,450,673    2,646,954
                                                    ---------    ---------
LOSS FROM OPERATIONS			                           	(1,606,866)    (566,251)
						                                              ---------    ---------
OTHER INCOME/(EXPENSE)
    Interest income		 		                               	7,939        1,708
    Joint venture loss				 	                                     	(130,138)
                                                    ---------    ---------
				                                                   	7,939     (128,430)
						                                              ---------    ---------

LOSS BEFORE EXTRAORDINARY ITEM				                	(1,598,927)    (694,681)

EXTRAORDINARY ITEM
    Loss on debt extinguishment	 			               	2,549,708
                                                    ---------    ---------
NET LOSS				                                       (4,148,635)    (694,681)

Dividends and accretion on preferred stock				     (6,125,549)    (335,272)
							                                            ----------    ---------
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	 				 $(10,274,184) $(1,029,953)
							                                            ==========    =========
Loss per common share
    Loss before extraordinary item	 			               	($0.41)     	($0.11)
    Extraordinary item		 		                            	(0.65)       	0.00
                                                         ----         ----
    Net loss 				                                     	($1.06)     	($0.11)
                                                         ====         ====
    Net loss applicable to common shareholders	 			   	($2.63)     	($0.16)
                                                         ====         ====

Weighted average number of shares outstanding				  	3,906,851    6,397,598
                                                    =========    =========


                 See notes to consolidated financial statements
                                    -3-


                     RESPONSE USA, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (Unaudited)
													                                                                                   Unrealized
			                        Preferred Stock 	 	Preferred Stock 							                            Holding
			                          	Series - A 	     	Series - B        	Common Stock      	          Losses on
                           -----------------  --------------   -----------------    Additional  Available-
			                       	Number 	          	Number 	        	Number 		     	        Paid-In		  For-Sale 	Accumulated
                        	of Shares 	Amount 		of Shares Amount		of Shares 	Amount		    Capital		 Securities 		Deficit		      Total
                           -----  ----------  -----    ------  ---------  -------   -----------  --------  ------------  ----------
Balance - June 30, 1997    6,890  $7,757,783    -        $ -   5,309,206  $42,474 $35,411,194    $    -  $(31,441,949) $11,769,502

Exercise of stock options 									                              	36,208      290 		   82,131                               82,421

Exercise of warrants to
 lender						                                	3,070       31 	  	321,789    2,574      (2,605)                                   0

Discount on and deemed
 dividends on preferred
 stock				                           185,272                                                                 (185,272)           0

Conversion of preferred
 stock			                	(1,000) (1,125,000)                    900,000    7,200   1,267,800                (150,000)           0

Issuance costs incurred
 in connection with the
 preferred stock
 settlement												                                                               (38,081)                             (38,081)

Acquisitions - pursuant
 to stock price
 guarantees									                                                	700   	    5 		       (5)						                             0

Unrealized holding
 losses on available-
 for-sale securities														                                                              (18,750)                   (18,750)

Net loss				               	               		               	               		                               (694,681)    (694,681)
  	                        -----  ----------  -----    ------   --------- ------- -----------  --------  ------------  -----------
Balance -
  September 30, 1997       5,890  $6,818,055  3,070      $31    6,567,903 $52,543 $36,720,434  $(18,750) $(32,471,902) $11,100,411
																				       =====  ==========  =====    ======   ========= ======= ===========  ========  ============  ===========



																	See notes to consolidated financial statements
                                    -4-




                      RESPONSE USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

						                                     Three months ended September 30,
                                           --------------------------------
					                                              	1996          	1997
                                                  ---------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss	 				                                $(4,148,635)     $(694,681)
   Adjustments to reconcile net loss
   to net cash used in operating activities
    Amortization of monitoring contract costs 						546,024        654,851
    Depreciation and amortization of property
     and equipment 					                           	116,695        136,438
   (Gain) loss on sale of property and equipment 		 	11,319         (2,489)
    Amortization of deferred financing costs and
     debt discount 					                           	401,264        301,477
    Amortization of goodwill 						                                	46,250
    Loss on joint venture 						                                  	130,138
    Issuance of warrants for consulting fees 						 106,000
    Compensation expense (benefit) in connection
     with employment contracts 					               	862,500       (450,000)
   (Increase) decrease in accounts receivable
     Trade 					                                  	(445,179)      (125,546)
     Net investment in sales-type leases					       	(3,006)        15,365
    Increase in inventory 					                    (155,712)       (30,639)
   (Increase) decrease in prepaid expenses and
     other current assets 					                      	3,869       (175,436)
    Increase in deposits 					                      	(3,702)          (625)
    Increase in accounts payable - Trade 					     	101,575          4,331
    Increase (decrease) in accrued expenses and
     other current liabilities 					               	200,477        (33,473)
    Increase (decrease) in deferred revenues 						 (46,005)           198
							                                          -----------      ---------
     	Net cash used in operating activities 					(2,452,516)      (223,841)
							                                          -----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of monitoring contracts (net
    of purchase holdbacks) 					                  	(482,183)      (111,648)
   Proceeds from the sale of property and
    equipment					                                  	20,000
   Purchase of property and equipment 					       	(120,730)      (114,431)
							                                          -----------      ---------
     	Net cash used in investing activities				   	(582,913)      (226,079)
							                                          -----------      ---------


                 See notes to consolidated financial statements
                                    -5-



                  RESPONSE USA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)

					                                        Three months ended September 30,
                                             --------------------------------
					                                               	1996          	1997
                                                   --------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from the issuance of preferred
    stock					                                   	7,500,000
   Costs incurred in connection with the
    preferred stock issuance 					              	(1,146,924)       (38,081)
   Deferred financing costs incurred 					        	(691,377)        (5,000)
   Proceeds of long-term notes payable					     	10,750,000        425,000
   Principal payments on long-term debt
     Notes payable 				                        	(15,076,982)       (12,542)
     Capitalized lease obligations 					           	(21,224)       (17,616)
   Net proceeds from the exercise of stock
    options and warrants 					                     	190,000         82,421
							                                          -----------       --------
    	Net cash provided by financing activities 		 1,503,493        434,182
							                                          -----------       --------
NET DECREASE IN CASH						                       (1,531,936)       (15,738)

CASH - BEGINNING					                            	1,926,766        698,551
							                                           ---------        -------
CASH - ENDING						                                $394,830       $682,813
							                                           =========       ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the year for interest						   $199,857       $434,692
    Cash paid during the year for income taxes	          --	            --





                 See notes to consolidated financial statements
                                    -6-



             RESPONSE USA, INC. AND SUBSIDIARIES
                   STATEMENT OF CASH FLOWS

Supplemental Disclosures of Noncash Investing and Financial Activities

     During the three months ended September 30, 1996 and 1997, long-term notes payable of $19,049 and $29,464, respectively, were incurred for the purchase of property and equipment. In July 1996, capitalized lease obligations of $143,100 were incurred for the acquisition of property and equipment.

     During the three months ended September 30, 1996, the Company recorded accretion to preferred stock in the amount of $5,895,000 with a corresponding charge to accumulated deficit. The accretion represents the intrinsic value of the beneficial conversion feature contained within the preferred stock.

     During the three months ended September 30, 1996 and 1997, the Company recorded deemed dividends and accretion on such dividends in the amount of $230,549 and $185,272, respectively, in connection with the preferred stock issuance, with a corresponding charge to accumulated deficit
(see Note 4).

     During the three months ended September 30, 1996 and 1997, $510,000 and $1,000,000 of preferred stock, and $4,767 and $100,000 in deemed dividends were converted into 151,071 and 900,000 shares of common stock, respectively.

     During the three months ended September 30, 1996, the Company increased the put obligation payable associated with warrants issued to the Company's lender and the corresponding charge to deferred financing costs by $585,065 in connection with the refinancing at June 30, 1996. On June 24, 1997, the
Company, in return for the holder of the warrants forgiving the put obligation feature, reduced the exercise price of such warrants from $3.25 to $1.50. On August 13, 1997, the Holder exercised the warrants and received 321,789 shares of common stock and blank check preferred stock convertible into 306,958 shares of common stock (see Note 3).

     During the three months ended September 30, 1997, the Company issued 8,700 shares of its common stock and canceled
8,000 shares of its common stock pursuant to guarantees of stock valuations, in connection with past acquisitions of monitoring contracts.

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




                 See notes to consolidated financial statements
                                    -7-


             RESPONSE USA, INC. AND SUBSIDIARIES
             -----------------------------------
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         ------------------------------------------


1. Basis of Presentation

     The accompanying interim balance sheet as of September
30, 1997, and the related statements of operations, stockholders' equity and cash flows have been prepared by management of the Company and are in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, comprising normal recurring accruals necessary for a fair presentation of the results of the Company's operations, are included.

     Certain amounts in the 1996 quarterly financial statements have been reclassified to conform with the 1997 presentation.

     These financial statements should be read in conjunction with the Company's annual financial statements.



2. Acquisitions and Pending Acquisitions

     Acquisitions
     ------------
          During the three months ended September 30, 1997,
the Company purchased  monitoring contracts for an aggregate of $267,004. As consideration, the Company paid $70,018 in
cash, including acquisition costs of $7,426, and recorded
purchase holdbacks of $196,986 (which are payable over
periods of up to eighteen months based on performance
guarantees of the seller).

     Pending Acquisitions
     --------------------
     On July 31, 1997, the Company entered into an Agreement
with 4R Security to acquire approximately 2,000 alarm
monitoring subscriber accounts and certain assets of 4R
Security for a purchase price of approximately $1,600,000,
substantially all of which is payable in cash and a portion
of which is payable in stock, subject to certain adjustments and holdbacks. Since 4R Security has filed for protection under the United States Bankruptcy Code, the acquisition is conditioned upon the approval by the United States Bankruptcy Court for the
Eastern District of New York. Pursuant to the agreement, 4R
Security has agreed not to solicit or otherwise communicate
with any customer whose account was purchased by the Company for the purpose of inducing such customer to discontinue its relationship with the Company. If the acquisition is consummated, the Company will assume the balance of 4R Security's lease for its premises in Patchogue, New York.

     On September 30, 1997, the Company, entered into an agreement with Triple A Security Systems, Inc. ("Triple A"), a Pennsylvania corporation, and Robert L. May, an individual to acquire substantially all of the assets of Triple A
Security Systems, Inc. Triple A is engaged in the installation, servicing and monitoring of electronic security systems. In consideration of the acquisition of approximately 14,000 subscriber accounts, the Company will pay Triple A an aggregate of approximately $12,500,000, consisting of $10,000,000 in cash and $1,750,000 in shares of its common stock; additionally the Company will assume certain liabilities totaling $750,000.

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


3. LONG-TERM NOTES PAYABLE

          Line of Credit Agreement
          ------------------------
          Note payable with interest only due through June
          30, 2000 at prime plus 1-3/4% on the outstanding
          loan balance; a commitment fee of .5% is payable
          on the average daily unused credit; collateralized
          by all assets of the Company                        $ 12,660,000

          Equipment Financing
          -------------------
          Payable in monthly installments aggregating $4,200
          including interest at rates ranging from 2.94% to
          11.83%; final payments due September, 1997 through
          August, 2002; collateralized by related equipment        105,874

          Reorganization Debt
          -------------------
          As part of the 1990 plan of reorganization of a
          1987 bankruptcy, the U.S. Bankruptcy Court approved
          a 30.5% settlement on the total unsecured claims
          submitted;  payments are due March 1 of each year,
          as follows: 3% ($86,817) each year -- 1998 through
          2000; interest imputed at 14%; net of imputed
          interest of $58,894                                      201,557

          Federal priority tax claims payable in annual
          installments of $2,211 through March, 1999, and
          $1,896 thereafter                                         10,109
                                                                ----------
                                                                12,977,540
          Less Current Portion                                     104,956
                                                                ----------
                                                               $12,872,584
                                                               ===========



     On June 30, 1996, the Company entered into a four-year
$15,000,000 revolving bank line of credit agreement. Loans outstanding bear interest at prime plus 1-3/4%, are collateralized by all assets of the Company, and are subject to certain restrictive covenants. The agreement also provides for a commitment fee payable monthly in arrears, of
 .5% based on the average daily unused credit. As of September 30, 1997, the Company has available on its revolving credit facility the amount of $2,340,000.

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


3. LONG-TERM NOTES PAYABLE (CONTINUED)

     On August 13, 1997 the Holder exercised the Warrant and received 321,789 shares of common stock and blank check preferred stock convertible into 306,958 shares of common stock, taking advantage of its noncash conversion feature whereby the number of shares issued was reduced from 1,032,135 to 628,747 and no cash was paid by the Warrant holder.

4. PREFERRED STOCK

     During July, 1997, 1,000 shares of Series A Preferred
Stock and deemed dividends with a total book value of $1,125,000 were converted into 900,000 shares of the Company's common stock. As a result, the Company recorded common stock of $7,200, additional paid-in capital of $1,267,800, charged accumulated deficit $150,000, and reduced the preferred stock account for $1,125,000, which included a reduction of the discount on the outstanding preferred stock in the amount of $25,000.

     During the three months ended September 30, 1997, deemed convertible preferred stock dividends totaling
$148,460 were recorded relating to the preferred shares. As a result of the beneficial conversion feature contained within the preferred stock dividend, the Company recorded a discount on preferred stock in the amount of $36,812.

5. COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

     During the three months ended September 30, 1997, the following stock options were exercised: (i) 5,000 nonqualified stock options with an exercise price of $.10;
(ii) 30,208 nonqualified stock options with an exercise price of $2.625; and (iii) 1,000 incentive stock options with an exercise price of $2.625. As a result, the Company recorded common stock of $290 and additional paid-in capital of $82,131.

     During the three months ended September 30, 1997, the Company issued 8,700 shares of its common stock and canceled
8,000 shares of its common stock pursuant to a guarantee of stock valuation in connection with past acquisitions.

 The following is a summary of stock option activity:

                                                          Option      Weighted
                                                          Price       Average
                                             Number      Per Share    Exercise
                                            of Shares     (Range)       Price
                                            ---------   -----------     -----
Options outstanding at June 30, 1997        2,038,958  $.01 - $4.45    $ .687
   Options granted                                 --         $  --    $  --
   Options exercised                          (36,208) $.10 - $2.625   $2.276
   Options canceled or expired                     --         $   --   $   --
                                            ---------   ------------    -----
Options outstanding at September 30, 1997   2,002,750  $.01 - $4.45    $ .658
                                            =========   ============    =====
Options exercisable at September 30, 1997   2,002,750  $.01 - $4.45    $ .658
                                            =========   ============    =====



The following is a summary of warrant activity:

                                                    Number    Exercise Price
                                                   of Shares     Per Share
                                                   ---------   -------------
Warrants outstanding at June 30, 1997              4,234,530   $1.50 - $8.00
  Warrants exercised in connection with
    refinancing                                     (628,747)          $1.50
  Warrants canceled in connection with
    refinancing                                     (403,388)          $1.50
                                                   ---------   -------------
Warrants outstanding at September 30, 1997         3,202,395   $2.00 - $8.00
                                                   =========   =============


6. COMMITMENTS AND CONTINGENCIES

     The Company has employment contracts with certain key personnel of USS for terms expiring March, 1999. The contracts provide for initial base salaries aggregating
$240,000 which are subject to incremental increases as determined by the Board of Directors. Additional compensation is due provided the following conditions are realized: (i) if the Company increases its net alarm system subscriber accounts by at least 10,000 accounts before March
1999, the Company shall pay each employee $1.0 million less the gross proceeds from the sale or exercise of their options; (ii) if the Company increases its net alarm system subscriber accounts by at least 15,000 accounts before March, 1999, the Company shall pay each employee $1.5 million less the gross proceeds from the sale or exercise of their options; (iii) any increases in net alarm systems between 10,000 and 15,000 accounts shall entitle certain employees to a pro rated amount between $1.0 million and $1.5 million as determined in provisions (i) and (ii) above.
At September 30, 1996 and 1997 the increase in net alarm systems exceeded 15,000 accounts. As a result, the Company recorded compensation expense (benefit) and a deferred compensation liability at September 30, 1996 and 1997 of $862,500 and $(450,000), respectively. Increases in the Company's stock price result in a decreasing obligation on behalf of the Company and also are the cause for the compensation benefit in 1997.

7. SUBSEQUENT EVENTS

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

     The net proceeds from the sale of Stock will be used for the acquisition of Triple A (see Note 2), to redeem the Series A preferred stock and the remainder to pay down amounts outstanding under the credit line.

     On October 1 and November 13, 1997, Mellon Bank amended certain financial covenants in the Loan and Security
Agreement dated June 30, 1996, as follows: (i) ratio of cash flow to interest expense; (ii) ratio of senior funded debt to cash flow; (iii) net income (loss); and (iv) capital expenditures. The Company believes it will be in compliance with the terms of the amended covenants, during the remainder of Fiscal 1998.

     On October 30, 1997, Mellon Bank agreed to increase the revolving credit facility from $15.0 million to $18.0 million under the same terms and conditions as the original
Loan and Security Agreement except for the amortization of the outstanding loan. The amended amortization on the outstanding loan balance is interest only for one year, and the reduction of principal in the amount of $250,000 per quarter, thereafter. The increase in the line of credit is conditional upon net proceeds received, totaling at least
$7.0 million, after the redemption of preferred shareholders and expenses, from the planned secondary offering.


Item 6. Management's Discussion and Analysis of Financial
------- Condition and Results of Operations
        -----------------------------------

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


Liquidity and Capital Resources

          On June 30, 1996 through July 3, 1996, the Company completed a restructuring of its long-term debt. The Company obtained a $15 million revolving credit facility from Mellon
Bank, N.A. and issued $7.5 million of its 1996 Series A
Convertible Preferred Stock to institutional and individual domestic and foreign investors. The proceeds of the financing were utilized to repay the Company's existing long-term indebtedness and resulted in a substantial decrease in the Company's borrowing costs. The restructuring resulted in an extraordinary charge of $2,549,708 for early extinguishment of debt in fiscal 1997. As of September 30, 1997, the Company has available on its revolving credit facility the amount of $2,340,000. The credit facility bears interest at the Prime Rate, plus 1 3/4%. On October 30,
1997, Mellon Bank agreed to increase the revolving credit facility from $15.0 million to $18.0 million under the same terms and conditions as the original Loan and Security
Agreement except for the amortization of the outstanding loan. The amended amortization on the outstanding loan balance is interest only for one year, and the reduction of principal in the amount of $250,000 per quarter, thereafter.
The increase in the line of credit is conditional upon net proceeds received, after the redemption of preferred shareholders and expenses, from the planned secondary offering. The Company's working capital improved by $182,052 from a working capital deficiency of $1,023,805 to a working capital deficiency of $841,753 at September 30, 1997. The
Company believes its cash flows from operations will be sufficient to fund the Company's interest payments on its debt and capital expenditures, which are the Company's principal uses of cash other than the acquisitions of portfolios of subscriber accounts.

          Net cash used in operating activities for the three months ended September 30, 1997 was $223,841. A net loss of $694,681 including noncash transactions totaling
$816,665, provided cash from operating activities in the amount of $121,984. The noncash transactions are as follows:
(i) depreciation and amortization of $1,139,016; (ii) compensation benefit in connection with employment agreements of $450,000; (iii) a loss on joint venture of $130,138; and (iv) a gain on sale of equipment of $2,489.
Cash used in operating activities included changes in accounts receivable, and prepaid expenses and other current assets totaling $285,617. The increase in accounts receivable of $110,181 was primarily due to the increase in monthly monitoring and service billings, as a result of the acquisition of approximately 5,000 subscriber accounts during the past twelve months. Prepaid expenses and other current assets increased by $175,436, due primarily to expenditures in connection with the planned secondary offering and a security deposit on a pending acquisition.


Liquidity and Capital Resources (Continued)

       Net cash used in investing activities for the three months ended September 30, 1997 was $226,079. Purchases of monitoring contracts, and property and equipment accounted for $111,648 and $114,431 (including equipment used for rentals in the amount of $52,075), respectively, of the cash used in investing activities.

           Net cash provided by financing activities was $434,182 for the three months ended September 30, 1997.
Proceeds from the exercise of stock options and warrants totaled $82,421. Net proceeds received from a line of credit of $425,000 were used primarily for the acquisition of monitoring contracts, and expenses incurred in connection with the planned secondary offering. Costs incurred in connection with the prior years refinancing totaled $43,081.
Principal payments on long-term debt totaling $30,158 were made during the three months ended September 30, 1997.

     The Company has no material commitments for capital expenditures during the next twelve months and believes that its current cash and working capital position and future cash flow from operations will be sufficient to meet its working capital needs for twelve months.

     In October, 1997, the Company filed a Form SB-2
Registration Statement under the Securities Act of 1933. The
Company anticipates declaring a one-for-three reverse stock split prior to the effective date of the Form SB-2
Registration Statement. Such Registration Statement is offering 7,200,000 shares of Common Stock, par value $.008 per share. The Company has granted the Underwriters a 45-day option to purchase up to an additional 1,080,000 shares of Common Stock solely to cover over-allotments, if any. In connection with the offering, the Underwriters will receive warrants to purchase up to an aggregate of 720,000 shares of Common Stock from the Company.

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

     Operating revenues increased by $205,517 or 7% for the quarter ended September 30, 1997 ("Fiscal 1998") as compared to the quarter ended September 30, 1996 ("Fiscal 1997"). An increase in sales of electronic security systems to both residential and commercial customers totaling approximately
$45,000, was offset by a decrease in sales of personal emergency response systems (PERS) to private label wholesalers of approximately $45,000. The growth in monitoring and service revenues of $198,799 or 8% for Fiscal
1998 as compared to Fiscal 1997, was due to the acquisition of monitoring contracts and the success of the Company's extended warranty program.


Results of Operations (Continued)

     In November 1996, the Company entered into a two-year agreement granting it exclusive worldwide distribution rights to WanderWatch, a monitoring system designed to assist in the care of patients with Alzheimer's disease, autism, head injury, dementia or other diseases or injuries which may involve memory loss. It enables the Company to distribute a new product through its existing network of subscribers, hospitals, home healthcare agencies, and its dealer network. The Company will monitor the WanderWatch
System at its central monitoring station. WanderWatch is currently being test-marketed by the Company and the Company does not anticipate commencing distribution of the product until fiscal 1999.

          In March 1997, the Company acquired a 50% interest in Healthlink Ltd ("HealthLink"). Healthlink markets a low-cost PERS product containing basic one-way transmission features (the "HealthLink System"). The HealthLink System is distributed nationally through retail stores, including
Target Stores, Long's Drugs, Fred Myer's, Fry's and Bergen
Brunswick's west-coast Good Neighbor Pharmacies, accounting for distribution through a total of approximately 1,700 stores. The Company is negotiating with several other chain stores to further increase distribution. The Company provides monitoring and related services to Healthlink
System customers, is responsible for billing and collecting from such customers, and receives a portion of the recurring revenue as a fee providing these services.

          Gross Profit for Fiscal 1998 was $2,080,703, which represents an increase of $236,896, or 13%, over the $1,843,807 of gross profit recognized in Fiscal 1997. The increase was due primarily to an increase in monitoring and service revenues, and the success of the extended warranty program, which is concurrent with the increase in the Company's subscriber base. The Gross Profit Margin (GPM), as a percentage of sales, was 61% for the quarter ended
September 30, 1996, as compared to 64% for the quarter ended
September 30, 1997. The GPM on product sales rose from 31% in Fiscal 1997 to 40% for Fiscal 1998. The increase is due to increased revenues derived from the installation of electronic security systems to commercial customers as opposed to residential customers and the utilization of in-house labor in lieu of subcontractors for the installation of electronic security systems. The GPM on monitoring and service revenues increased slightly from 69% to 70% for the periods ended September 30, 1996 and 1997, respectively.

          Selling, general and administrative expenses
(excluding compensation expense (benefit) in connection with employment agreements of $862,500 and $(450,000), and the amortization of transition costs of $91,047 and $11,178, for Fiscal 1997 and Fiscal 1998, respectively) grew to $1,626,813 for the three months ended September 30, 1997, which represents an increase of $113,782 or 7%, over selling, general and administrative expenses for the three months ended September 30, 1996. Selling, general and administrative expenses, as a percentage of total operating revenues, remained at 50% for the comparative periods ended
September 30, 1996 and 1997. The increase in selling, general and administrative expenses was primarily due to increases in corporate overhead expenses incurred to assimilate newly acquired customers into the Company's customer base, to support the larger subscriber base, and sales and marketing expenses associated with the test-marketing of WanderWatch. While selling, general and administrative expenses, as a percentage of revenues, remained the same for Fiscals 1997 and 1998, monitoring and service revenues increased by 8% between comparable periods, reflecting efficiencies realized in the Company's corporate offices. The Company anticipates that its current level of selling, general and administrative expenses, as a percentage of sales, will decrease as a result of the Company's operating revenues growing substantially due to increases in monitoring and service revenues from ongoing acquisitions.

          During the quarter ended September 30, 1996, the Company recorded a deferred compensation liability with a corresponding charge to selling, general and administrative expense in the amount of $862,500, pursuant to employment contracts. As of September 30, 1997, due to increases in the


 Results of Operations (Continued)

market value of the Company's common stock, which impacts the final payment due the employees, the Company reduced both the deferred compensation liability and selling, general and administrative expense by $450,000 pursuant to the same employment contracts. Increases in the Company's stock price result in a decreasing obligation on behalf of the Company and also are the cause for the compensation benefit in 1997.
(See Note 6 of Notes to Consolidated Financial Statements).

      Amortization and depreciation expenses increased by $174,820, from $662,719 to $837,539 for the three months ended September 30, 1996 and 1997, respectively. This increase in amortization and depreciation expense is the result of the Company's acquisition of approximately 5,000 monitoring contracts and the purchase of property and equipment of approximately $630,000 (including equipment used for rentals) during the past twelve months.

      Interest expense increased by $140,310 or 28% for the three months ended September 30, 1997, as compared to the same period ended September 30, 1996. The increase in interest expense is due to an increase in borrowings of approximately $4.7 million during the past twelve months, which was used primarily for acquisitions and other capital expenditures.

          On March 4, 1997, the Company entered into a joint venture agreement with BKR, Inc. to acquire a 50% interest in HealthLink Ltd. Healthlink Ltd. subcontracts its production of the HealthLink System to a third-party foreign manufacturer. The HealthLink System, a low cost PERS product, will be distributed nationally through retail stores. For the quarter ended September 30, 1997, the Company has realized a loss from joint venture of $130,138.

          The net loss for the three months ended September
30, 1997 was $694,681 or ($.11) per share based on 6,397,598 shares outstanding, as compared to a net loss of  $4,148,635 or ($1.06) per share based on 3,906,851 shares outstanding
for the three months ended September 30, 1996. The net loss
applicable to common  shareholders (net loss adjusted for
dividends and accretion on preferred stock) for the periods
ended September 30, 1996 and 1997 were $10,274,184 or
($2.63) per share based on 3,906,851 shares outstanding; and
$1,029,953 or ($.16) per share based on 6,397,598 shares
outstanding, respectively. Earnings before interest, taxes,
depreciation and amortization (EBITDA), excluding charges
for the loss on debt extinguishment, compensation expense
(benefit) - employment agreements, and the loss on joint
venture was $421,823 for the quarter ended September 30,
1996 as compared to $465,068 for the quarter ended September
30, 1997.


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









                         SIGNATURES

           Pursuant to the requirements of  the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 RESPONSE USA, INC.                               November 13, 1997
 ------------------                               -----------------
     Registrant



By: /s/ Richard M. Brooks
    ---------------------
    Richard M. Brooks
    President, Chief Executive and  Financial Officer
    Principal Financial Officer
    Principal Accounting Officer

By:/s/ Ronald A. Feldman
   ---------------------
   Ronald A. Feldman
   Chief Operating Officer
   Vice President, Secretary
   Treasurer


