Form 10KSB40/A
period 1997-06-30
RESPONSE USA INC
filed 1997-12-02
CIK 889087

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ---------------------


                                 FORM 10-KSB/A


(MARK ONE)
    /X/              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                           OR
    / /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                           FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-20770

                               RESPONSE USA, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      22-3088639
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

11-H PRINCESS ROAD, LAWRENCEVILLE, NEW JERSEY                      08648
  (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (609)896-4500

          Securities registered pursuant to Section 12(b) of the Act:

                  TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------  --------------------------------------------------------
                          None                                                 Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

        COMMON STOCK, $.008 PAR VALUE AND COMMON STOCK PURCHASE WARRANTS

                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

    The issuer's gross revenues for the most recent fiscal year were $12,722,903.

    The aggregate market value of the Voting Stock held by non-affiliates (based upon the closing bid price) on October 4, 1997, was approximately $19,079,440.

    As of October 4, 1997, there were 6,596,589 shares of Common Stock, Par Value $.008 Per Share (the "Common Stock"), outstanding.


    Certain exhibits listed in Item 13 of Part IV have been incorporated by reference. The index to exhibits appears on page 32.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               RESPONSE USA, INC.
                         1997 FORM 10-KSB ANNUAL REPORT

                               TABLE OF CONTENTS


Item 1.    Business......................................................................          3
Item 2.    Properties....................................................................         16
Item 3.    Legal Proceedings.............................................................         17
Item 4.    Submission of Matters to a Vote of Security Holders...........................         17
Item 5.    Market for the Registrant's Common Stock and Related Security Holder                   18
           Matters.......................................................................
Item 6.    Management's Discussion and Analysis of Financial Condition and Results of             18
           Operations....................................................................
Item 7.    Financial Statements..........................................................         24
Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial              24
           Disclosure....................................................................
Item 9.    Directors and Executive Officers of the Registrant............................         25
Item 10.   Executive Compensation........................................................         27
Item 11.   Security Ownership of Certain Beneficial Owners and Management................         30
Item 12.   Certain Relationships and Related Transactions................................         31
Item 13.   Exhibits and Reports on Form 8-K..............................................         32

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


    The Company has recently entered into an agreement with Triple A Security Systems, Inc. ("Triple A"), pursuant to which the Company would acquire substantially all of the assets of Triple A upon the consummation of this offering (See Note 15--Subsequent Events of Notes to Consolidated Financial Statements). Triple A is engaged in the installation, monitoring and servicing of residential and commercial alarm systems, principally in northeastern Pennsylvania. Triple A currently services approximately 14,000 subscriber accounts which are monitored by its central monitoring station. In addition, the Company has entered into an agreement, pursuant to which, if consummated, the Company would acquire approximately 2,000 additional subscribers. See "Business--Pending Acquisitions."


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

                          ELECTRONIC SECURITY INDUSTRY


    The security services industry encompasses a wide range of products and services, which can be broadly divided into electronic monitoring products and services which the Company provides and highly labor intensive manned guarding and patrol services, which the Company does not currently provide, but will provide upon the consummation of the acquisition of The Jupiter Group, Inc. d/b/a Triple A Patrol ("Jupiter"). (See Note 15--Subsequent Events of Notes to Consolidated Financial Statements). Electronic monitoring products and services consist of the sale, installation, continuous monitoring and maintenance of electronic security systems. This business utilizes modern electronic devices installed in customers' businesses and residences to provide (i) detection of events such as intrusion or fire, (ii) surveillance, (iii) control of access and
(iv) control of articles. Event detection devices are monitored by a monitoring center, which is linked to the customer through telephone lines. This center is often located at remote distances from the customer's premises. In some instances, the customer may monitor these devices at its own premises or the devices may be connected to local fire or police departments. The products and services marketed in the electronic security services industry range from residential systems that provide basic entry and fire protection to sophisticated commercial systems incorporating closed-circuit television systems and access control. See "Business--Pending Acquisitions."


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


    PENDING ACQUISITIONS



    On September 30, 1997, the Company entered into an asset purchase agreement with Triple A, pursuant to which the Company agreed to acquire substantially all of the assets of Triple A for aggregate consideration of approximately $13,000,000, including $10,000,000 payable in cash, approximately $2,250,000 payable in Common Stock, based on the lesser of market (as defined) at closing or the price per share of Common Stock with respect to the Company's anticipated offering of Common Stock, and $750,000 in the assupmtion of liabilities of Triple A. The purchase price is subject to adjustment at the closing under certain circumstances. The closing of the acquisition is conditioned on the closing of the anticipated offering, and the Company intends to utilize a portion of the proceeds from the anticipated offering to consummate the acquisition. Triple A is engaged in the installation, monitoring and servicing of residential and commercial alarm systems, principally in northeastern Pennsylvania. Triple A currently services approximately 14,000 subscriber accounts which are monitored by Triple A's central monitoring station. As part of the acquisition, the Company has agreed to enter into an employment agreement with Robert L. May, President and sole stockholder of Triple A, on terms to be agreed upon by the parties. The financial statements for Triple A have been included herewith.



    The holder of all of the common stock of Triple A is the owner of 80% of the common stock of Jupiter. In connection with the Triple A acquisition, on September 30, 1997, the Company entered into an agreement to acquire all of the outstanding stock of Jupiter, a patrol service company, for aggregate consideration of approximately $1,045,000 payable in Common Stock, based on the lesser of market (as defined) at closing or the price per share of Common Stock with respect to the Company's anticipated offering of Common Stock. The closing of the acquisition is conditional on the closing of the anticipated offering. Jupiter's patrol services are principally supplied in areas in which the Company believes that Triple A is a substantial provider of security systems services. The patrol service supplements the Company's alarm monitoring service by providing routine patrol of a subscriber's premises and neighborhood, response to alarm system activations and "special watch" services, such as picking up mail and newspapers and increased surveillance when the customer is on vacation.



    Jupiter also offers "dedicated" patrol service to homeowners' associations in selected markets, for which Jupiter provides a marked car for patrol exclusively in such association's neighborhood. The Company believes that offering such services will enable it to increase sales of the Company's alarm monitoring services within such neighborhoods. The acquisition involves a line of business in which the Company has no previous experience and may involve risks and uncertainties which are unknown to the Company. The financial statements for Jupiter have been included herewith.

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

    HEALTHLINK


    HealthLink is a 50% joint venture between the Company and BKR, Inc. HealthLink was formed in March 1997 to distribute the HealthLink System through retail pharmacies. In connection with its investment in HealthLink, the Company issued 1,094,166 shares of Common Stock to BKR, Inc. and issued a performance-based warrant, expiring March 3, 2002, to BKR, Inc., entitling it to purchase up to 30,000 shares of Common Stock for each 10,000 PERS placed on line by HealthLink at an exercise price of $3.00 per share up to a maximum of 450,000 shares of Common Stock. HealthLink's distribution has grown from 58 stores in the fourth quarter of 1996 to approximately 1,700 stores as of the date hereof. To date, HealthLink has sold and shipped approximately 3,300 systems to such stores. HealthLink is currently available in Target (808 stores) nationwide, Long's Drugs (305 stores), Fry's (51 stores), Fred Myer (104 stores) and in 429 Bergen Brunswick's west-coast Good Neighbor Pharmacies.


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

WANDERWATCH-TM-


    On November 22, 1996, the Company entered into a two-year agreement with Sloan Electronics, Incorporated granting the Company the exclusive worldwide distribution rights within the health care industry to WanderWatch-TM-, a wandering compliance monitoring system designed for use in home health care and assisted living facility environments. The WanderWatch-TM- system is designed to provide around-the-clock monitoring of patients that suffer from Alzheimer's disease, autism, dementia, head injury or other diseases or injuries which may involve memory loss. The WanderWatch-TM-system consists of a wireless ankle transmitter that sends a radio frequency transmission to a base unit, usually located centrally in a home. If the base unit does not receive a requisite number of transmissions within a 60-second interval, it indicates that the patient may have wandered outside of the "safety range" and triggers a loud beeping alarm in the base unit. If the alarm is not disabled within 60 seconds, a signal is automatically transmitted to the Monitoring Station. The license agreement for WanderWatch-TM- provides for automatic one-year renewals, provided that neither party has notified the other that it has failed to comply with the terms of the agreement within 60 days prior to the expiration of any such renewal term. In addition, the Company's exclusive rights to the license are subject to forfeiture in the event that the Company fails to achieve certain targeted annual sales increases of WanderWatch-TM-and fails to use reasonable efforts to fully and effectively promote the sale of WanderWatch-TM-. In such event, the Company's license of WanderWatch-TM-would become non-exclusive. The agreement also contains certain non-competition provisions which restrict the right of both parties to produce products which could be considered directly competitive with WanderWatch-TM-. The agreement provides for an initial license fee payable by the Company, a per-unit purchase price payable by the Company and a per-unit percentage of the monthly recurring revenue received from WanderWatch-TM-, subject to a certain maximum fee for recurring revenues.


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

ITEM 2. PROPERTIES

    The Company leases 15,000 square feet in Lawrenceville, New Jersey, for its executive and administrative offices, at an annual rental of $172,000. The lease expires in June 1999, after which the Company has a five-year renewal option. The Company also leases (i) 1,100 square feet in Wilmington, Delaware, for use as a sales and installation facility, at an annual rental of $14,400, which lease expires in February 1998, after which the Company has a one-year renewal option on the same terms and conditions; (ii) 2,000 square feet in Los Angeles, California, for use as a sales and installation facility, at an annual rental of $24,000, which lease expires in October 2000; (iii) 5,000 square feet for its inventory, storage and testing facility in Florida, which is adjacent to the Company's third-party assembler, at an annual rental of $19,200, which lease expires in March 1999; and (iv) 2,900 square feet in Allentown, Pennsylvania, for use as a sales and installation facility, at an annual rental of $24,000, which lease expires in November 1998, after which the Company has two, one-year renewal options on the same terms and conditions.

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

                                                                                                            BID
                                                                                                        ------------
FOR FISCAL YEAR ENDING JUNE 30, 1996                                                             HIGH                  LOW
                                                                                                 ---                   ---
First Quarter..........................................................................          7  3/16               3  3/4
Second Quarter.........................................................................          6                     4  1/4
Third Quarter..........................................................................          6  1/8                4  3/4
Fourth Quarter.........................................................................          8  1/2                5  1/8


                                                                                                            BID
                                                                                                        ------------
FOR FISCAL YEAR ENDING JUNE 30, 1997                                                             HIGH                  LOW
                                                                                                 ---                   ---
First Quarter..........................................................................          8  7/8                3  1/8
Second Quarter.........................................................................          5  1/8                2  3/8
Third Quarter..........................................................................          5  3/8                2  11/16
Fourth Quarter.........................................................................          3                     1  7/16

                                                                                                            ASK
                                                                                                        ------------
FOR FISCAL YEAR ENDING JUNE 30, 1996                                                             HIGH                  LOW
                                                                                                -----                  ---
First Quarter..........................................................................          7  13/16              4  3/8

Second Quarter.........................................................................          6  1/4                4  5/8

Third Quarter..........................................................................          6  1/4                5
Fourth Quarter.........................................................................          8  3/4                5  1/4

                                                                                                            ASK
                                                                                                        ------------
FOR FISCAL YEAR ENDING JUNE 30, 1997                                                             HIGH                  LOW
                                                                                                -----                  ---
First Quarter..........................................................................          9  1/8                3  1/4

Second Quarter.........................................................................          5  3/8                2  5/8

Third Quarter..........................................................................          5  5/8                2  7/8

Fourth Quarter.........................................................................          3  1/8                1  9/16


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

                    BALANCE OF PAGE INTENTIONALLY LEFT BLANK

RESULTS OF OPERATIONS

    The following table summarizes the components of the Company's revenues and cost of revenues for the fiscal years ended June 30, 1996 and 1997:

                                                                               YEAR ENDED JUNE 30,
                                                                --------------------------------------------------
                                                                          1996                      1997
                                                                ------------------------  ------------------------
Operating revenues:
  Product sales...............................................  $   2,352,449      21.6%  $   2,938,618      23.1%
  Monitoring and Service......................................      8,515,247      78.4%      9,784,285      76.9%
                                                                -------------  ---------  -------------  ---------
                                                                   10,867,696     100.0%     12,722,903     100.0%
                                                                -------------  ---------  -------------  ---------
Cost of Revenues*:
  Product sales...............................................      1,718,689      15.8%      1,970,158      15.5%
  Monitoring and Service......................................      1,779,490      16.4%      2,127,257      16.7%
                                                                -------------  ---------  -------------  ---------
                                                                    3,498,179      32.2%      4,097,415      32.2%
                                                                -------------  ---------  -------------  ---------
  Gross Profit................................................  $   7,369,517      67.8%  $   8,625,488      67.8%
                                                                -------------  ---------  -------------  ---------

------------------------

*   As a percentage of total revenues

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


    The net loss applicable to common shareholders (net loss adjusted for dividends and accretion on Preferred Stock) for Fiscal 1997 was $18,054,144, or ($4.05) per share, based on 4,462,721 shares outstanding. The net loss for Fiscal 1997, excluding the following nonrecurring charges: (i) loss on early debt extinguishment of $2,549,708; (ii) compensation expense recognized from the grant of stock options and from employment contracts of $3,689,700; (iii) legal fees incurred in connection with the preferred stock litigation of $475,000;
(iv) the non-cash charge of $689,000 for consulting fees; and (v) loss realized on available-for-sale securities of $218,000, was $3,556,215, or $(.80) per share, based on 4,462,721 shares outstanding, as compared to a net loss of $4,411,898, or $(2.87) per share, based on 1,536,537 shares outstanding for Fiscal 1996. The net losses for Fiscal 1996 and Fiscal 1997 are attributable to depreciation, amortization and interest expense totaling approximately $5,386,497 and approximately $4,325,913, respectively. Earnings before interest, taxes, depreciation and amortization ("EBITDA"), excluding nonrecurring charges and the loss on the HealthLink joint venture, was approximately $953,031 for Fiscal 1996, as compared to approximately $880,000 for Fiscal 1997. The decrease was due primarily to the write-down of inventory used to service outdated electronic security systems acquired from other alarm dealers, and an increase in the Company's provision for doubtful accounts, along with direct write-offs to bad debt expense totaling approximately $830,000.


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

    Net cash used in operating activities was $3,538,693 for Fiscal 1997, as compared to $1,990,415 for Fiscal 1996. A net loss of $11,177,623 (which included non-cash charges for depreciation and amortization of $2,976,433, compensation expense in connection with the issuance of stock options and employment contracts of $3,689,700 and an extraordinary charge for the early extinguishment of debt of $2,549,708) was the primary reason for cash used in operating activities. Other significant changes included changes in inventory, accounts payable and accrued expenses, deferred revenues, and loss on available-for-sale securities. The increase in inventory of $146,263 was attributable to an anticipated increase in future orders for PERS by both private label wholesalers and home health care agencies. Accounts payable and accrued expenses decreased by $582,205, primarily due to costs related to both the Credit Line (see Note 7 of Notes to Consolidated Financial Statements of the Company) and the issuance of Preferred Stock (see Note 9 of Notes to Consolidated Financial Statements of the Company) having been accrued at June 30, 1996 and remitted in July 1997. Deferred revenue increased by $390,395, as a result of the acquisition of subscriber accounts from other alarm dealers and the continued success of the Company's extended warranty program. In connection with the aquisition of accounts, the Company incurred cash expenditures for previously accrued transition costs (costs associated with the transfer of acquired customers to the Company's central monitoring station, notification of change in the service provider, and service calls to customer premises), of $91,047 for fiscal 1996 and $11,178 for fiscal 1997. During Fiscal 1997, management concluded that a decline in the fair value of its available-for sale securities was not temporary and therefore recorded a loss on such securities of $218,000.


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

                   BALANCE OF PAGE INTENTIONALLY LEFT BLANK.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The current executive officers and directors of the Company are set forth below:


NAME                                            AGE                       POSITION
------------------------------------------      ---      ------------------------------------------

Richard M. Brooks (1).....................          48   Chief Executive Officer, President, Chief
                                                         Financial Officer and Chairman of the
                                                         Board

Ronald A. Feldman.........................          34   Vice President, Chief Operating Officer,
                                                         Secretary-Treasurer and Director

Todd E. Herman............................          43   Director, President of USS

Robert M. Rubin...........................          57   Director

Stuart Levin..............................          37   Director

Bruce H. Luehrs (1)(2)....................          44   Director

Stuart R. Chalfin (1)(2)..................          56   Director


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

    ROBERT M. RUBIN has been a Director of the Company since October 1991. Mr. Rubin has served as Chairman of Connectsoft Communications Corporation, a developmental stage company, since June 1997. Mr. Rubin has also served as Chairman of the Board of Directors of American United Global, Inc. ("AUGI") since May 1991, and was its Chief Executive Officer from May 1991 to January 1994. Since January 1996, Mr. Rubin has also served as President and Chief Executive Officer of AUGI. Mr. Rubin was the founder, President, Chief Executive Officer and a director of Superior Care, Inc. ("SCI") from its inception in 1976 until May 1986. Mr. Rubin continued as a director of SCI (now known as Olsten Corporation ("Olsten") until late 1987. Olsten, a New York Stock Exchange listed company, is engaged in providing home care and institutional staffing services and health care management services. Mr. Rubin is Chairman of the Board and a minority stockholder of ERD Waste Technology, Inc. ("ERD"), a diversified waste management public company specializing in the management and disposal of municipal solid waste, industrial and commercial non-hazardous waste and hazardous waste. In September 1997, ERD filed for protection under Chapter 11 of the United States Bankruptcy Code. Mr. Rubin is a former director and Vice Chairman, and currently a minority stockholder, of American Complex Care, Incorporated ("ACCI"), a public company formerly engaged in providing on-site health care services, including intra-dermal infusion therapies. In April 1995, ACCI's operating subsidiaries made an assignment of their assets for the benefit of creditors without resort to bankruptcy proceedings. Mr. Rubin is also the Chairman of the Board of Western Power & Equipment Corp. ("Western") and Chairman of the Board of IDF International, Inc. ("IDF"), both public companies. Western, a 56.6%-owned subsidiary of AUGI, is engaged in the distribution of construction equipment, principally manufactured by Case Corporation. IDF, a 58%-owned subsidiary of AUGI, is engaged in providing construction consulting services to businesses and municipalities and site acquisition, architectural and engineering services for the cellular communications industry. Mr. Rubin is also a director and a minority stockholder of Diplomat Corporation, a public company engaged in the manufacture and distribution of baby products.


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


    BRUCE H. LUEHRS has been a Director of the Company since October 1, 1997. Mr. Luehrs has an extensive background in venture capital, mergers and acquisitions and commercial and investment banking. In September 1996, Mr. Luehrs formed Penn Valley Capital ("PVC"), which provides advisory services to companies in transition due to periods of rapid growth or financial difficulty. From July 1995 to September 1996, Mr. Luehrs was a principal with Columbia Capital Corporation, a merchant bank focusing on the telecommunications industry. From June 1992 to July 1995, Mr. Luehrs served as Executive Vice President and Chief Financial Officer of Seaview Thermal Systems, a technology-driven environmental services company. From February 1990 through March 1992, Mr. Luehrs was a principal of PNC Equity Management, an equity fund affiliated with PNC Corporation. Mr. Luehrs received his undergraduate degree in economics from Duke University and his Masters in Management from Northwestern University.



    STUART R. CHALFIN has been a Director of the Company since October 1, 1997. Since 1975, Mr. Chalfin has been a principal of Fishbein & Company, P.C., independent public accountants, where he specializes in advising closely held businesses and professionals. Mr. Chalfin is affiliated with the Committee on Relations with Colleges and Universities and the Linda Creed Foundation and is a member of the American Institute of Certified Public Accountants.

ITEM 10. EXECUTIVE COMPENSATION

                                                                                        LONG-TERM COMPENSATION
                                                                                                AWARDS
                                                    ANNUAL COMPENSATION              ----------------------------
                                         ------------------------------------------                   SECURITIES
                                                                    OTHER ANNUAL       RESTRICTED     UNDERLYING
NAME AND PRINCIPAL                                      BONUS       COMPENSATION          STOCK        OPTIONS/
POSITION                        YEAR     SALARY ($)      ($)           ($)(1)           AWARD(S)       SARS (#)
----------------------------  ---------  ----------  -----------  -----------------  ---------------  -----------
Richard M. Brooks,..........       1997  $  220,673      --              --                --            708,333(2)
  President, Chief Executive       1996  $  217,980      --              --                --             --
  Officer and Chief                1995  $  175,003      --              --                --             --
  Financial Officer
Ronald A. Feldman,..........       1997  $  137,307      --              --                --            260,067(2)
  Chief Operating Officer,         1996  $  135,654      --              --                --             --
  Vice President, Secretary        1995  $  106,495      --              --                --             --
  and Treasurer

                                   LONG-TERM           ALL OTHER
NAME AND PRINCIPAL              INCENTIVE PLAN       COMPENSATION
POSITION                            PAYOUTS               ($)
----------------------------  -------------------  -----------------
Richard M. Brooks,..........          --                  --
  President, Chief Executive          --                  --
  Officer and Chief                   --                  --
  Financial Officer
Ronald A. Feldman,..........          --                  --
  Chief Operating Officer,            --                  --
  Vice President, Secretary           --                  --
  and Treasurer

------------------------

(1) Excludes perquisites and other personal benefits, securities and properties otherwise categorized as salary or bonuses which in the aggregate, for each of the officers listed above did not exceed the lesser of either $50,000 or 10% of the total annual salary reported for such person.

(2) Such options were originally granted in prior periods; however, on June 15, 1997, the Company reduced the exercise price of such options from $2.50 per share to $1.50 per share. On June 27, 1997, the Company further reduced the exercise price of such options from $1.50 per share to $0.01 per share. See "Management--Reduction of Exercise Price of Certain Stock Options."

                       OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth information concerning options granted to or held by the Named Executive Officers during the fiscal year ended June 30, 1997:


                                                                         INDIVIDUAL GRANTS
                                             --------------------------------------------------------------------------
                                                                    PERCENT OF
                                                  NUMBER OF        TOTAL OPTIONS
                                                 SECURITIES         GRANTED TO
                                             UNDERLYING OPTIONS    EMPLOYEES IN     EXERCISE OR BASE
NAME                                               GRANTED          FISCAL YEAR       PRICE ($/SH)      EXPIRATION DATE
-------------------------------------------  -------------------  ---------------  -------------------  ---------------
Richard M. Brooks..........................         708,333(1)            42.7%         $     .01            11/14/04
Ronald A. Feldman..........................         260,067(1)            15.4%         $     .01            11/14/04


------------------------

(1) Such options were originally granted in prior periods; however, on June 15, 1997, the Company reduced the exercise price of such options from $2.50 per share to $1.50 per share. On June 27, 1997, the Company further reduced the exercise price of such options from $1.50 per share to $0.01 per share. See "Management--Reduction of Exercise Price of Certain Stock Options."

         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                               OPTION/SAR VALUES

                                                                                              NUMBER           VALUE OF
                                                                                           OF SECURITIES   UNEXERCISED IN-
                                                                                            UNDERLYING        THE-MONEY
                                                                                            UNEXERCISED      OPTIONS/SARS
                                                             SHARES            VALUE      SARS AT FY-END      AT FY-END
                                                           ACQUIRED ON       REALIZED      EXERCISEABLE/    EXERCISEABLE/
NAME                                                       EXERCISE #           ($)        UEXERCISEABLE   UNEXERCISEABLE(1)
------------------------------------------------------  -----------------  -------------  ---------------  ----------------
Richard Brooks, President, Chief Executive and
  Financial Officer...................................         --               --            708,333/0     $  1,586,666/0
Ronald A. Feldman, Chief Operating Officer, Vice
  President, Secretary and Treasurer..................         --               --            260,067/0     $    582,550/0

------------------------

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


    Robert M. Rubin, a Director of the Company, has performed consulting services for the Company in the past. In February 1993, Mr. Rubin was issued a warrant to purchase 5,000 shares of Common Stock at $5.00 per share, in consideration of services to the Company. The exercise price of such warrant was subsequently reduced to $.008 per share and the warrant was exercised. In September 1994, Mr. Rubin was granted options to purchase 5,000 shares of Common Stock at the prevailing market price of $.8125, which options were exercised. In February 1995, Mr. Rubin was granted options to purchase 150,000 shares of Common Stock at a price of $3.75 per share, which options are exercisable for a period of ten years. In November 1995, Mr. Rubin was granted options to purchase 150,000 shares of Common Stock at the prevailing market price of $2.50 and in November 1995, the exercise price of Mr. Rubin's options granted in February 1995 were reduced to the prevailing market price of $2.50. (See Note 10 of Notes to Consolidated Financial Statements of the Company). On June 27, 1997, the exercise price of all of Mr. Rubin's options was reduced to $0.01. On October 1, 1994, Mr. Rubin entered into a consulting agreement with the Company pursuant to which he was paid an annual consulting fee of $60,000 for a period of two years. The agreement was terminated on April 30, 1996, at which time Mr. Rubin converted outstanding loans in the amount of $200,000 into 84,208 shares of Common Stock and converted subordinated debentures in the amount of $101,329 into 67,553 shares of Common Stock. See "Management" and "Principal Stockholders."


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of June 30, 1997, the record and beneficial ownership of Common Stock of the Company by each officer and director, all officers and directors as a group, and each person known to the Company to own beneficially or of record five percent or more of the outstanding shares of the Company:

                                                                                       NUMBER OF
                                                                                      SHARES OWNED    PERCENTAGE OF
                                                                                      BENEFICIALLY       SHARES
NAME AND ADDRESS*                                                                         (1)          OUTSTANDING
-----------------------------------------------------------------------------------  --------------  ---------------

Richard M. Brooks (2)..............................................................        710,315           11.8%

Ronald A. Feldman (3)..............................................................        262,067            4.7%

Robert M. Rubin (4)................................................................        527,281            9.4%
9450 Aegean Drive
Boca Raton, FL 33496

Stuart Levin (5)...................................................................         14,500            0.3%

Todd E. Herman (6).................................................................        308,000            5.5%

John Colehower (6).................................................................        301,500            5.4%

BKR, Inc. (7)......................................................................      1,094,164           20.6%

Stuart R. Chalfin..................................................................            -0-         --

Bruce H. Luehrs....................................................................            -0-         --

Officers and Directors as a group (seven persons) (8)..............................      1,822,163           26.4%

* Unless otherwise specified, the address of each named person is c/o Response USA, Inc., 11-H Princess Road, Lawrenceville, New Jersey.

------------------------

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

(2) Includes 708,333 shares issuable upon exercise of currently exercisable options. See "Management-- Employment and Consulting Agreements."

(3) Includes 260,067 shares issuable upon exercise of currently exercisable options. See "Management-- Employment and Consulting Agreements."

(4) Mr. Rubin's wife and children own 5,520 shares of Common Stock, as to which Mr. Rubin disclaims beneficial ownership. Includes 300,000 shares issuable upon exercise of currently exercisable options. See "Management--Employment and Consulting Agreements."

(5) Of which 14,500 shares are issuable upon exercise of currently exerciseable options.

(6) Of which 300,000 shares are issuable upon exercise of currently exercisable options. See "Management--Employment and Consulting Argeements."

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

      4(f)   Form of Preferred Warrant Certificate*

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

     10(a)   Lifecall Systems, Inc. Third Amended Plan of Reorganization with Order Affirming Third Amended Plan of Reorganization dated January 9, 1990

     10(b)   Employment Agreement dated August 28, 1992, by and between the Company and Richard R. Brooks, and
             Addendum thereto dated October 1, 1992, as amended*

     10(c)   Employment Agreement dated August 28, 1992, by and between the Company and Ronald A. Feldman, and
             Addendum thereto dated October 1, 1992, as amended*

     10(d)   Employment Agreement dated March 4, 1994, by and among the Company, USS and Todd Herman*

     10(e)   Employment Agreement dated March 4, 1994, by and among the Company, USS and John Colehower*

     10(f)   Agreement dated as of November 22, 1996 between Sloan Electronics, Incorporated and the Company*

     10(g)   Asset Purchase Agreement dated October 1, 1997 between the Company and Triple A Security Systems,
             Inc.*

     10(h)   Loan and Security Agreement dated as of June 30, 1996 between Mellon Bank, N.A. and the Company*

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
     10(i)   Purchase Agreement dated as of March 4, 1997, among BKR, Inc., the Company and HealthLink, Ltd.*

     10(j)   Operating Agreement of HealthLink, Ltd. dated as of March 4, 1997*

     10(k)   Agreement dated as of June 18, 1997, by and among the Company and the holder of the Preferred Stock who are signatories thereto*

        11   Statement re: computation of earnings (loss) per share*

        21   Subsidiaries of the registrant*

        27   Financial Data Schedule*


------------------------


* Previously filed with the Company's Annual Report on Form 10-KSB on October 10, 1997.


(b) Reports on Form 8-K--The Company has not filed any Reports on Form 8-K during the last quarter of the fiscal year.

                         INDEX TO FINANCIAL STATEMENTS


                                                                                                               PAGE
                                                                                                             ---------

RESPONSE USA, INC. AND SUBSIDIARIES

Independent Auditors' Report for the Fiscal Year Ended June 30, 1997.......................................        F-2

Independent Auditors' Report for the Fiscal Year Ended June 30, 1996.......................................        F-3

Consolidated Balance Sheet at June 30, 1997................................................................        F-4

Consolidated Statements of Operations for the Fiscal Years Ended June 30, 1996 and
  June 30, 1997............................................................................................        F-5

Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended June 30, 1996 and June 30,
  1997.....................................................................................................        F-6

Consolidated Statement of Cash Flows for the Fiscal Years Ended June 30, 1996 and
  June 30, 1997............................................................................................        F-7

Notes to Consolidated Financial Statements.................................................................       F-10

TRIPLE A SECURITY SYSTEMS, INC.

Independent Auditors' Report...............................................................................       F-28

Balance Sheets at September 30, 1997, December 31, 1996 and December 31, 1995..............................       F-29

Statements of Income and Retained Earnings for the Nine Months Ended September 30, 1997 and September 30,
  1996 and for the Years Ended December 31, 1996 and December 31, 1995.....................................       F-30

Statements of Cash Flows for the Nine Months Ended September 30, 1997 and September 30, 1996 and for the
  Years Ended December 31, 1996 and December 31, 1995......................................................       F-31

Notes to Financial Statements..............................................................................       F-32

THE JUPITER GROUP, INC.

Independent Auditors' Report...............................................................................       F-40

Balance Sheets at December 31, 1995, December 31, 1996 and September 30, 1997..............................       F-41

Statements of Income and Retained Earnings for the Nine Months Ended September 30, 1997 and September 30,
  1996 and for the Years Ended December 31, 1996 and December 31, 1995.....................................       F-42

Statements of Cash Flow for the Nine Months Ended September 30, 1997 and September 30, 1996 and for the
  Years Ended December 31, 1996 and December 31, 1995......................................................       F-43

Notes to Financial Statements..............................................................................       F-44

RESPONSE USA, INC. AND SUBSIDIARIES

Unaudited Pro Forma Financial Statements...................................................................       F-48

Unaudited Pro Forma Condensed Consolidated Balance Sheet at September 30, 1997.............................       F-49

Unaudited Pro Forma Condensed Consolidated Statement of Operations for the Three Months Ended September 30,
  1997.....................................................................................................       F-50

Unaudited Pro Forma Condensed Consolidated Statement of Operations for the Fiscal Year Ended June 30,
  1997.....................................................................................................       F-51

Notes to Unaudited Pro Forma Financial Statements..........................................................       F-52

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

                                          FISHBEIN & COMPANY, P.C.

Elkins Park, Pennsylvania
August 22, 1996 (March 13, 1997
as to the last paragraph hereof)

                      RESPONSE USA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                                                     AT JUNE 30,
                                                                                                        1997
                                                                                                   ---------------
                                             ASSETS
CURRENT ASSETS
  Cash...........................................................................................   $     698,551
  Marketable securities..........................................................................          75,000
  Accounts receivable--Current portion
    Trade--Net of allowance for doubtful accounts of $437,208....................................       1,443,203
    Net investment in sales-type leases..........................................................          89,124
  Inventory......................................................................................         798,814
  Prepaid expenses and other current assets......................................................         271,087
                                                                                                   ---------------
        Total current assets.....................................................................       3,375,779
                                                                                                   ---------------
MONITORING CONTRACT COSTS--Net of accumulated amortization of $5,217,345.........................      18,433,133
                                                                                                   ---------------
PROPERTY AND EQUIPMENT--Net of accumulated depreciation and amortization of $2,363,067...........       1,512,077
                                                                                                   ---------------
OTHER ASSETS
  Accounts receivable--Noncurrent portion
    Trade........................................................................................          49,046
    Net investment in sales-type leases..........................................................         179,752
  Deposits.......................................................................................          45,310
  Investment in joint venture....................................................................       3,139,484
  Deferred compensation expense..................................................................         892,500
  Deferred financing costs--Net of accumulated amortization of $254,154..........................       3,612,727
                                                                                                   ---------------
                                                                                                        7,918,819
                                                                                                   ---------------
                                                                                                    $  31,239,808
                                                                                                   ---------------
                                                                                                   ---------------
                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt
    Notes payable................................................................................   $     100,329
    Capitalized lease obligations................................................................          57,453
  Accounts payable--Trade........................................................................         556,205
  Purchase holdbacks.............................................................................         415,765
  Accrued expenses and other current liabilities.................................................       1,288,332
  Deferred revenue...............................................................................       1,981,500
                                                                                                   ---------------
        Total current liabilities................................................................       4,399,584
                                                                                                   ---------------
LONG-TERM LIABILITIES--Net of current portion
  Long-term debt
    Notes payable................................................................................      12,435,287
    Capitalized lease obligations................................................................          85,435
  Deferred compensation expense..................................................................       2,550,000
                                                                                                   ---------------
                                                                                                       15,070,722
                                                                                                   ---------------
STOCKHOLDERS' EQUITY
  Preferred stock--Par value $1,000
    Authorized 250,000 shares
      Issued and outstanding 6,890 shares........................................................       7,757,783
  Common stock--Par value $.008
    Authorized 12,500,000 shares
      Issued and outstanding 5,309,206 shares....................................................          42,474
  Additional paid-in capital.....................................................................      35,411,194
  Accumulated deficit............................................................................     (31,441,949)
                                                                                                   ---------------
                                                                                                       11,769,502
                                                                                                   ---------------
                                                                                                    $  31,239,808
                                                                                                   ---------------
                                                                                                   ---------------


                 See notes to consolidated financial statements

                      RESPONSE USA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                          YEAR ENDED JUNE 30,
                                                                                     -----------------------------
                                                                                         1996            1997
                                                                                     -------------  --------------
OPERATING REVENUES
  Product sales....................................................................  $   2,352,449  $    2,938,618
  Monitoring and service...........................................................      8,515,247       9,784,285
                                                                                     -------------  --------------
                                                                                        10,867,696      12,722,903
                                                                                     -------------  --------------
COST OF REVENUES
  Product sales....................................................................      1,718,689       1,970,158
  Monitoring and service...........................................................      1,779,490       2,127,257
                                                                                     -------------  --------------
                                                                                         3,498,179       4,097,415
                                                                                     -------------  --------------
GROSS PROFIT.......................................................................      7,369,517       8,625,488
                                                                                     -------------  --------------
OPERATING EXPENSES
  Selling, general and administrative..............................................      6,416,486       9,126,641
  Compensation--Options/Employment contracts.......................................                      3,689,700
  Depreciation and amortization....................................................      2,200,894       2,976,433
  Interest.........................................................................      3,185,603       1,349,480
                                                                                     -------------  --------------
                                                                                        11,802,983      17,142,254
                                                                                     -------------  --------------
LOSS FROM OPERATIONS...............................................................     (4,433,466)     (8,516,766)
                                                                                     -------------  --------------
OTHER INCOME/(EXPENSE)
  Interest income..................................................................         21,568          12,176
  Joint venture loss...............................................................                       (123,325)
                                                                                     -------------  --------------
                                                                                            21,568        (111,149)
                                                                                     -------------  --------------
LOSS BEFORE EXTRAORDINARY ITEM.....................................................     (4,411,898)     (8,627,915)
EXTRAORDINARY ITEM
  Loss on debt extinguishment......................................................                      2,549,708
                                                                                     -------------  --------------
NET LOSS...........................................................................     (4,411,898)    (11,177,623)
  Dividends and accretion on preferred stock.......................................                     (6,876,521)
                                                                                     -------------  --------------
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS.........................................  $  (4,411,898) $  (18,054,144)
                                                                                     -------------  --------------
                                                                                     -------------  --------------
Loss per common share
  Loss before extraordinary item...................................................  $       (2.87) $        (1.93)
  Extraordinary item...............................................................                           (.57)
                                                                                     -------------  --------------
  Net loss.........................................................................  $       (2.87) $        (2.50)
                                                                                     -------------  --------------
                                                                                     -------------  --------------
  Net loss applicable to common shareholders.......................................  $       (2.87) $        (4.05)
                                                                                     -------------  --------------
                                                                                     -------------  --------------
Weighted average number of shares outstanding......................................      1,536,537       4,462,721
                                                                                     -------------  --------------
                                                                                     -------------  --------------

                 See notes to consolidated financial statements

                      RESPONSE USA, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       YEARS ENDED JUNE 30, 1996 AND 1997


                                                                                          UNREALIZED
                                                                                            HOLDING
                               PREFERRED STOCK            COMMON STOCK                     LOSSES ON
                            ----------------------  ------------------------  ADDITIONAL  AVAILABLE-
                              NUMBER                  NUMBER                   PAID-IN     FOR-SALE    ACCUMULATED
                             OF SHARES    AMOUNT     OF SHARES     AMOUNT      CAPITAL    SECURITIES     DEFICIT       TOTAL
                            -----------  ---------  -----------  -----------  ----------  -----------  ------------  ----------
Balance--June 30, 1995....                             798,520    $   6,388   $11,438,358  $ (68,343)   $(8,975,907) $2,400,496
Exercise of stock options
  and warrants............                           1,455,300       11,643    4,421,100                              4,432,743
Conversion of convertible
  subordinated promissory
  notes--Net of related
  costs of $383,088.......                           1,116,986        8,936    2,842,976                              2,851,912
Acquisitions..............                             309,043        2,472      818,086                                820,558
Issuance of common stock
  for consulting
  services................                               2,000           16        8,109                                  8,125
Issuance of common stock
  as payment of notes
  payable.................                             173,095        1,385      665,736                                667,121
Sale of preferred stock...       7,500   $1,605,000                            4,756,875                              6,361,875
Unrealized holding losses
  on available-for-sale
  securities..............                                                                  (125,000)                  (125,000)
Net loss..................                                                                              (4,411,898)  (4,411,898)
                                 -----   ---------  -----------  -----------  ----------  -----------  ------------  ----------
Balance--June 30, 1996....       7,500   1,605,000   3,854,944       30,840   24,951,240    (193,343)  (13,387,805)  13,005,932
Accretion on preferred
  stock due to intrinsic
  value of conversion
  feature.................               5,895,000                                                      (5,895,000)           0
Discount on and deemed
  dividends on preferred
  stock...................                 876,521                                                        (876,521)           0
Exercise of stock options
  and warrants............                             166,950        1,336      406,617                                407,953
Issuance of warrants to
  consultants.............                                                       689,000                                689,000
Repricing of stock
  purchase warrants.......                                                     2,848,765                              2,848,765
Conversion of convertible
  subordinated promissory
  notes--Net of related
  costs of $5,068.........                              11,110           89       44,843                                 44,932
Acquisitions..............                              41,700          334       74,666                                 75,000
Issuance of stock
  options.................                                                     2,032,200                              2,032,200
Investment in joint
  venture.................                           1,094,164        8,753    3,291,247                              3,300,000
Conversion of preferred
  stock...................        (610)   (618,738)    190,338        1,522      617,216                                      0
Issuance of warrants to
  preferred
  shareholders............                                                       105,000                  (105,000)           0
Issuance of warrants in
  connection with
  obtaining Lines of
  Credit..................                                                       350,000                                350,000
Cancellation of common
  stock held in escrow....                             (50,000)        (400)         400                                      0
Unrealized holding losses
  on available-for-sale
  securities recognized in
  1997....................                                                                   193,343                    193,343
Net loss..................                                                                             (11,177,623)  (11,177,623)
                                 -----   ---------  -----------  -----------  ----------  -----------  ------------  ----------
Balance--June 30, 1997....       6,890   $7,757,783  5,309,206    $  42,474   $35,411,194  $       0   ($31,441,949) $11,769,502
                                 -----   ---------  -----------  -----------  ----------  -----------  ------------  ----------
                                 -----   ---------  -----------  -----------  ----------  -----------  ------------  ----------


                 See notes to consolidated financial statements

                      RESPONSE USA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                            YEAR ENDED JUNE 30,
                                                                                          -----------------------
                                                                                             1996        1997
                                                                                          ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss..............................................................................  ($4,411,898) ($11,177,623)
  Adjustments to reconcile net loss to net cash used in operating activities
    Amortization of monitoring contract costs...........................................   1,765,744    2,378,969
    Depreciation and amortization of property and equipment.............................     435,150      547,464
    Gain on sale of monitoring contracts................................................     (91,663)
    Loss on sale of property and equipment..............................................      39,851       15,389
    Loss on available-for-sale securities...............................................                  218,343
    Amortization of deferred financing costs and debt discount..........................      85,324      389,674
    Amortization of goodwill (see Note 3)...............................................                   50,000
    Loss on joint venture...............................................................                  123,325
    Issuance of common stock for interest on note payable...............................      11,849
    Issuance of common stock for consulting fees........................................       8,125
    Issuance of warrants for consulting fees............................................                  689,000
    Compensation expense in connection with the issuance of stock options and employment
     agreements.........................................................................                3,689,700
    (Increase) decrease in accounts receivable..........................................
      Trade.............................................................................    (423,709)     (29,004)
      Net investment in sales-type leases...............................................      31,344       53,843
    Decrease in notes receivable
      Related party.....................................................................      50,000
      Other.............................................................................      92,879
    Increase in inventory...............................................................        (171)    (146,263)
    Increase in prepaid expenses and other current assets...............................     (13,203)    (152,397)
    Decrease in deposits................................................................       9,014        2,697
    Increase (decrease) in accounts payable-trade.......................................     (78,479)     130,672
    Increase (decrease) in accrued expenses and other current liabilities...............     196,940     (712,877)
    Increase in deferred revenues.......................................................     302,488      390,395
                                                                                          ----------  -----------
      Net cash used in operating activities.............................................  (1,990,415)  (3,538,693)
                                                                                          ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in joint venture...........................................................                  (12,810)
  Proceeds from the sale of monitoring contracts........................................     298,938
  Purchase of monitoring contracts (net of purchase holdbacks)..........................  (6,210,340)  (3,863,360)
  Proceeds from the sale of property and equipment......................................      11,422       39,864
  Purchase of property and equipment....................................................    (459,898)    (636,659)
                                                                                          ----------  -----------
      Net cash used in investing activities.............................................  (6,359,878)  (4,472,965)
                                                                                          ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the issuance of preferred stock.........................................                7,500,000
  Costs incurred in connection with the preferred stock issuance........................               (1,012,449)
  Costs incurred in connection with common stock issuances..............................                  (34,220)
  Deferred financing costs incurred.....................................................    (952,537)      22,761
  Convertible subordinated promissory notes issued in connection with private
    placements..........................................................................   1,960,000
  Proceeds of long-term notes payable...................................................   6,963,891   15,235,000
  Principal payments on long-term debt..................................................
    Notes payable.......................................................................  (2,244,495) (15,292,934)
    Capitalized lease obligations.......................................................     (41,988)     (82,460)
  Net proceeds from the exercise of stock options and warrants..........................   4,432,743      447,745
                                                                                          ----------  -----------
      Net cash provided by financing activities.........................................  10,117,614    6,783,443
                                                                                          ----------  -----------
NET INCREASE (DECREASE) IN CASH.........................................................   1,767,321   (1,228,215)
CASH--BEGINNING.........................................................................     159,445    1,926,766
                                                                                          ----------  -----------
CASH--ENDING............................................................................  $1,926,766  $   698,551
                                                                                          ----------  -----------
                                                                                          ----------  -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for interest................................................  $3,012,698  $ 1,280,340
  Cash paid (received) during the year for income taxes--Net............................      --          --


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

                      RESPONSE USA, INC. AND SUBSIDIARIES

    During the year ended June 30, 1997, the Company issued 1,094,164 shares of its common stock, valued at $3,300,000 in connection with a joint venture (see
Note 3).

    During the year ended June 30, 1997, in connection with the repricing of stock purchase warrants, the Company recorded deferred financing costs and additional paid-in capital of $2,848,765.


    During the year ended June 30, 1997, the Company reduced accounts receivable-trade and accounts receivable--net investment in sales-type leases in the amount of $28,088 and $126,482, respectively, and recorded monitoring contract costs of $154,570, in connection with the purchase of monitoring accounts.


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

                      RESPONSE USA, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    MARKETABLE SECURITIES

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

    MONITORING CONTRACT COSTS AND AMORTIZATION


    Monitoring contracts acquired are stated at cost. The costs of acquired monitoring contracts includes the costs of accounts purchased and any contractual rights to related monitoring revenues purchased from alarm system dealers and emergency response system dealers, and the estimated fair value of the accounts acquired in business acquisitions, including an accrual for estimated acquisition transition costs of $162,703 and $68,645 for Fiscal 1996 and 1997, respectively. The estimated transition costs include costs associated with transferring the customers to the Company's central monitoring station, notification of change in service provider, and service calls to customer premises. Costs related to sales, marketing and installation of systems for accounts internally generated are charged to expense as incurred.


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

                      RESPONSE USA, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    DEFERRED FINANCING COSTS AND AMORTIZATION

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

Assets
  Monitoring Contracts..........................................  $1,707,781
  Acquisition costs (assigned to monitoring contracts)..........     35,400
                                                                  ---------
  Total Purchase Price..........................................  $1,743,181
                                                                  ---------
                                                                  ---------

    During the year ended June 30, 1997, the Company purchased additional monitoring contracts for an aggregate of $2,425,344. As consideration, the Company paid $1,955,209 in cash, reduced amounts receivable by $154,570, incurred acquisition costs of $69,541, and recorded purchase holdbacks of $246,024

                      RESPONSE USA, INC. AND SUBSIDIARIES

2. ACQUISITIONS (CONTINUED)
(which are payable over periods of up to twenty-one months based on performance guarantees of the seller).

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

    The Company's investment in Healthlink at June 30, 1997 is summarized as follows:

Initial Investment..............................................  $3,312,809
Cumulative equity in net losses of Healthlink...................   (123,325)
Cumulative authorization of Goodwill............................    (50,000)
                                                                  ---------
Total...........................................................  $3,139,484
                                                                  ---------
                                                                  ---------

    The Company accounts for its investment in HL under the equity method.

    BKR, as part of the purchase agreement, is entitled to exercise warrants to purchase shares of the Company's common stock subject to the following provisions: (i) for each 10,000 PERS placed on-line by HL, 30,000 shares of common stock may be purchased at an exercise price of $3.00 per share, and (ii) in no event shall this Warrant be exercisable to purchase more than 450,000 shares of common stock. This Warrant may be exercised in whole or in part at any time, or from time to time, commencing on March 4, 1997 and expiring on March 3, 2002.

                      RESPONSE USA, INC. AND SUBSIDIARIES

3. INVESTMENT IN JOINT VENTURE (CONTINUED)
    The following summary of financial data has been derived from the unaudited Financial Statements of Healthlink, Ltd. for the four months ended June 30, 1997:


Operating Revenues..............................................  $ 305,750
Cost of Revenues................................................    192,059
                                                                  ---------
Gross Profit....................................................    113,691
Selling, general and administrative expense.....................    355,962
Interest expense................................................      4,380
                                                                  ---------
Net Loss........................................................  $(246,651)
                                                                  ---------
                                                                  ---------
Current Assets..................................................  $ 117,870
Working capital (deficiency)....................................   (117,391)
Total Assets....................................................  3,568,176
Current Liabilities.............................................    235,621
Stockholders' equity............................................  3,332,915


4. NET INVESTMENT IN SALES-TYPE LEASES

    Information pertaining to the Company's net investment in sales-type leases is as follows:

Minimum lease payments receivable.................................  $ 363,052
Less: Unearned Interest--Finance revenue..........................    (65,976)
     Allowance for doubtful accounts..............................    (28,200)
                                                                    ---------
Net Investment in sales-type leases...............................  $ 268,876
                                                                    ---------
                                                                    ---------

    At June 30, 1997, minimum lease payments are receivable as follows:

YEAR ENDING JUNE 30,
----------------------------------------------------------------------------------
1998..............................................................................  $  127,683
1999..............................................................................      93,413
2000..............................................................................      76,776
2001..............................................................................      55,083
2002..............................................................................      10,097
                                                                                    ----------
                                                                                    $  363,052
                                                                                    ----------
                                                                                    ----------

                      RESPONSE USA, INC. AND SUBSIDIARIES

5. INVENTORY

Parts Inventory...................................................  $ 613,646
Finished Goods....................................................    185,168
                                                                    ---------
                                                                    $ 798,814
                                                                    ---------
                                                                    ---------

6. PROPERTY AND EQUIPMENT

                                                                      ESTIMATED
                                                                       USEFUL
                                                                        LIVES
                                                                     -----------
Machinery and equipment............................................     5 years   $     16,715
Office furniture and equipment.....................................     5 years      2,496,405
Equipment held for lease...........................................     5 years        800,555
Automotive equipment...............................................     3 years        343,576
Leasehold improvements.............................................     5 years        217,893
                                                                                  ------------
                                                                                     3,875,144
Less accumulated depreciation and amortization.....................                  2,363,067
                                                                                  ------------
                                                                                  $  1,512,077
                                                                                  ------------
                                                                                  ------------

                  REMAINDER OF PAGE INTENTIONALLY LEFT BLANK.

                      RESPONSE USA, INC. AND SUBSIDIARIES

7. LONG-TERM NOTES PAYABLE

LINE OF CREDIT AGREEMENT
  Note payable with interest only due through June 30, 2000 at prime Plus
    1 3/4% on the outstanding loan balance; a commitment fee of .5% is payable on the average daily unused credit; collateralized by all assets of the
    Company....................................................................  $12,235,000
EQUIPMENT FINANCING
  Payable in monthly installments aggregating $4,557 including interest at rates ranging from 3.90% to 11.83%; final payments due April, 1997 through
    March, 2000; collateralized by related equipment...........................      88,950
REORGANIZATION DEBT
  As part of the 1990 plan of reorganization of a 1987 bankruptcy, the U.S.
    Bankruptcy Court approved a 30.5% settlement on the total unsecured claims submitted; payments are due March 1 of each year, as follows: 3% ($86,817)
    each year--1998 through 2000; interest imputed at 14%; net of imputed
    interest of $58,894........................................................     201,557
  Federal priority tax claims payable in annual installments of $2,211 through
    March, 1999, and $1,896 thereafter.........................................      10,109
                                                                                 ----------
                                                                                 12,535,616
  Less Current Portion.........................................................     100,329
                                                                                 ----------
                                                                                 $12,435,287
                                                                                 ----------
                                                                                 ----------

    Principal payments on long-term notes payable for the next five years are due as follows: Years ending June 30, 1998--$100,329; 1999--$103,146;
2000--$12,228,020; 2001--$1,896; 2002--$1,896.


    On June 30,1996, the Company entered into a four-year $15,000,000 revolving bank line of credit agreement. Loans outstanding bear interest at prime plus
1 3/4%, are collateralized by all assets of the Company, and are subject to certain restrictive covenants. The Company was not in compliance with certain covenants as of March 31, 1997 and June 30, 1997. (see Note 15, Subsequent Events). The agreement also provides for a commitment fee payable monthly in arrears, of .5% based on the average daily unused credit. As of June 30, 1997, the Company has available on its revolving credit facility the amount of $2,765,000. The Company is prohibited from declaring dividends while any outstanding balance exists under the line of credit.


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

                      RESPONSE USA, INC. AND SUBSIDIARIES

7. LONG-TERM NOTES PAYABLE (CONTINUED)
    On June 24, 1997, the Company, in return for the holder of the Warrant forgiving the put obligation feature, reduced the exercise price of the Warrant to $1.50. This resulted in the Company recording deferred financing costs for the difference between the unamortized value of the old warrant and the fair market value of the new warrant ($2,848,768 based on an independent valuation), crediting additional paid-in capital for the same amount. The remaining deferred financing costs will be amortized using the straight-line method over the remaining life of the line of credit.

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

YEAR ENDING JUNE 30,
--------------------------------------------------------------------------------------------------------
1998....................................................................................................  $   70,069
1999....................................................................................................      51,061
2000....................................................................................................      43,933
2001....................................................................................................      --
2002....................................................................................................      --
                                                                                                          ----------
Total minimum lease payments............................................................................     165,063
Less amount representing interest.......................................................................      22,175
                                                                                                          ----------
Present value of net minimum lease payments.............................................................  $  142,888
                                                                                                          ----------
                                                                                                          ----------

9. PREFERRED STOCK

    In May, 1996, the Company authorized the issuance of 7,500 shares of 1996--Series A Convertible Preferred Stock with a Par Value of $1,000 per share. The preferred shares are convertible into a number of common shares determined based on the premium plus $1,000, divided by the conversion price. The premium equates to an annual ten percent "deemed" dividend and the conversion price is equal to the lesser of $5.00 or 80% of the average closing bid price of the Company's common stock for the five days

                      RESPONSE USA, INC. AND SUBSIDIARIES

9. PREFERRED STOCK (CONTINUED)
immediately preceding the date of conversion. The holders of Preferred Stock are not entitled to receive dividends and have no voting rights.


    Up to fifty percent of the preferred stock may be converted by the holder beginning 45 days after closing and the balance may be converted beginning 70 days after closing. Since the convertible preferred stock contained a beneficial conversion feature at the date of issue, the company allocated a portion of the proceeds equal to the value of that feature ($5,895,000) to additional paid-in capital. This amount was amortized over the 70 day minimum period the preferred shareholders were required to hold the shares before conversion was allowed. Preferred shares were then accreted to their face value by recording $5,895,000 as a charge to accumulated deficit.


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


    During 1997, the Company reclassified $5,895,000 which had been previously reported in the 1996 financial statements as Preferred Stock to Additional Paid-in Capital. This was a result of March, 1997 comments by the Staff of the Securities and Exchange Commission regarding the treatment of beneficial conversion features of preferred stock.


    During 1997, deemed convertible preferred stock dividends totaling $704,271 were recorded relating to the preferred shares.

                      RESPONSE USA, INC. AND SUBSIDIARIES

10. COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL


    The Company has an Incentive Stock Option Plan which provides for the grant for key employees under to purchase a maximum of 40,000 shares of the Company's common stock, all of which have been granted. In addition, the Company has a Restricted Stock Option Plan which provides for the grant of stock options to officers, directors, employees, consultants or advisors of the Company to purchase a maximum of 10,359 shares of the Company's Common Stock, all of which have been granted. The Company has issued Incentive Stock Options to employees in excess of the plan and will convert the 27,050 ISO's to Non-Qualified Stock Options during Fiscal 1998.


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

    The following is a summary of stock option activity:

                                                                                                       WEIGHTED
                                                                                                        AVERAGE
                                                                                      OPTION PRICE     EXERCISE
                                                                  NUMBER OF SHARES     PER SHARE         PRICE
                                                                  -----------------  --------------  -------------
Options outstanding at June 30, 1995............................       2,124,298     $   3.75-70.00    $  4.98
  Options granted...............................................         129,250     $    2.50-4.45    $  4.053
  Options exercised.............................................         (52,500)    $   2.50-3.875    $  2.565
  Options canceled or expired...................................        (192,865)    $   5.00-70.00    $  7.336
                                                                  -----------------  --------------  ------
Options outstanding at June 30, 1996............................       2,008,183     $   2.50-35.00    $  2.637
  Options granted...............................................          85,350     $   0.01-2.625    $  0.958
  Options exercised.............................................         (44,950)    $         0.10    $  0.31
  Options canceled or expired...................................          (9,625)    $  3.875-35.00    $  5.896
                                                                  -----------------  --------------  ------
Options outstanding at June 30, 1997............................       2,038,958     $    0.01-4.45    $  0.687
                                                                  -----------------  --------------  ------
                                                                  -----------------  --------------  ------
Options exercisable at June 30, 1997............................       2,038,958     $    0.01-4.45    $  0.687
                                                                  -----------------  --------------  ------
                                                                  -----------------  --------------  ------

    The Company accounts for the Plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the Plans been determined consistent with Statement of Financial Accounting Standards No. 123,

                      RESPONSE USA, INC. AND SUBSIDIARIES

10. COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (CONTINUED)
"Accounting for Stock--Based Compensation" (SFAS #123), the Company's pro forma net loss and loss per share for June 30, 1997 and 1996 would have been as follows:


                                                                                       REPORTED       PRO-FORMA
                                                                                     -------------  -------------
1997 Net Loss......................................................................  $  11,177,623  $  11,368,594
1997 Net Loss applicable to Common Shareholders....................................     18,054,144     18,245,115
1997 Net Loss per Common Share.....................................................           4.05           4.09
1996 Net Loss......................................................................      4,411,898      8,558,764
1996 Net Loss per Share............................................................           2.87           5.57


    The weighted average fair value of the stock options during the fiscal years ended June 30, 1996 and 1997 ranged from $1.17 to $3.81.

    The fair value of options granted under the Plans during fiscals 1996 and 1997 were estimated on the date of grant using the Black--Scholes option pricing model with the following weighted average assumptions used:

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

                      RESPONSE USA, INC. AND SUBSIDIARIES

10. COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (CONTINUED)
    The Company, as part of a consulting agreement, issued warrants to purchase 200,000 shares of the Company's common stock at a price of $5.125; these warrants expire April 30, 1999. Also, as part of consulting agreements, the Company issued warrants to purchase 1,285,000 shares of the Company's common stock at prices ranging from $2.50 to $3.50; these warrants were exercised during the year ended June 30, 1996.

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

    The following is a summary of warrant activity:

                                                                                                      EXERCISE
                                                                                        NUMBER OF       PRICE
                                                                                         SHARES       PER SHARE
                                                                                       -----------  -------------
Warrants outstanding at June 30, 1995................................................    2,289,695  $   2.50-4.50
  Warrants issued in connection with 13.8% Notes--Class C............................       20,000  $        3.26
  Warrants issued in connection with 12 % Notes--Class A.............................       30,667  $        2.50
  Warrants issued in connection with 10% Notes--Class C..............................       61,000  $       5.625
  Warrants issued in connection with consulting agreements...........................    1,485,000  $  2.50-5.125

  Warrants issued in connection with preferred stock.................................      275,000  $   4.50-8.00
  Warrants issued in connection with line of credit agreement........................    1,132,135  $   1.50-4.50
  Warrants exercised in connection with 12% Notes--Class C...........................      (29,300) $        3.75
  Warrants exercised in connection with 10% Notes--Class C...........................      (28,500) $       5.625
  Warrants exercised in connection with consulting agreements........................   (1,285,000) $   2.50-3.50
                                                                                       -----------  -------------
Warrants outstanding at June 30, 1996................................................    3,950,697  $   1.50-8.00
  Warrants issued in connection with preferred stock litigation......................      344,500  $        2.00
  Warrants exercised in connection with 12% Notes- Class A...........................      (30,667) $        2.50
  Warrants exercised in connection with 10% Notes- Class C...........................      (30,000) $       5.625
                                                                                       -----------  -------------
  Warrants outstanding at June 30, 1997..............................................    4,234,530  $   1.50-8.00
                                                                                       -----------  -------------
                                                                                       -----------  -------------

                      RESPONSE USA, INC. AND SUBSIDIARIES

11. INCOME TAXES

    The differences between the provision for income taxes and income taxes computed using the federal income statutory tax rate are as follows:


                                                                                          YEAR ENDED JUNE 30,
                                                                                      ----------------------------
                                                                                          1996           1997
                                                                                      -------------  -------------
Amount computed using the statutory rate............................................  ($  1,500,050) ($  3,800,392)
Increase (decrease) in taxes resulting from:
Nondeductible expenses..............................................................         24,400         12,626
State taxes, net of federal taxes...................................................       (216,900)           -0-
Federal tax valuation allowance.....................................................      1,692,550      3,787,766
                                                                                      -------------  -------------
Income taxes (benefit)..............................................................  $         -0-  $         -0-
                                                                                      -------------  -------------
                                                                                      -------------  -------------


    At June 30, 1997, the cumulative temporary differences resulted in net deferred tax assets or liabilities consisting primarily of:

Deferred tax assets:
  Accounts receivable reserves...................................................  $ 186,163
  Inventory reserves.............................................................      8,366
  Property.......................................................................  1,069,849
  Warranty reserve...............................................................     55,792
  Accrued vacation accrual.......................................................     45,564
  Uncollected Interest Revenue...................................................    100,453
  Deferred Expenses..............................................................    973,600
  Other..........................................................................     49,330
  Net operating loss carryforwards...............................................  6,752,044
                                                                                   ---------
                                                                                   9,241,161
Less valuation allowance.........................................................  9,241,161
                                                                                   ---------
                                                                                   $     -0-
                                                                                   ---------
                                                                                   ---------

                      RESPONSE USA, INC. AND SUBSIDIARIES

11. INCOME TAXES (CONTINUED)
    For income tax reporting, the Company has net operating loss carryforwards available to reduce future federal and state income taxes. If not used, the carryforwards will expire as follows:


       YEAR ENDING JUNE 30,                                                             FEDERAL         STATE
-----------------------------------------------------------------------------------  -------------  -------------
      2000.........................................................................       --        $   1,191,025
      2001.........................................................................       --            3,253,300
      2002.........................................................................       --            3,206,000
      2003.........................................................................  $     254,200      3,491,200
      2004.........................................................................         23,100      2,433,632
      2005
      2006.........................................................................         15,000
      2007
      2008.........................................................................                       136,300
      2009.........................................................................      3,605,100        390,100
      2010.........................................................................      2,997,000        147,800
      2011.........................................................................      3,504,400        160,100
      2012.........................................................................      6,897,226        260,490
                                                                                     -------------  -------------
                                                                                     $  17,296,026  $  14,669,947
                                                                                     -------------  -------------
                                                                                     -------------  -------------


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

    The Company has employment contracts with certain key personnel of USS for terms expiring March, 1999. The contracts provide for initial base salaries aggregating $240,000 which are subject to incremental increases as determined by the Board of Directors on all payments provided the following conditions are realized: (i) if the Company increases its net alarm system subscriber accounts by at least 10,000 accounts before March 1999, the Company shall pay each employee $1.0 million dollars less the gross proceeds received from the sale or exercise of their options; (ii) if the Company increases its net alarm system subscriber accounts by at least 15,000 accounts before March, 1999, the Company shall pay each employee

                      RESPONSE USA, INC. AND SUBSIDIARIES

13. COMMITMENTS AND CONTINGENCIES (CONTINUED)
$1.5 million less the gross proceeds received from the sale or exercise of their options; and (iii) any increases in net alarm systems between 10,000 and 15,000 account shall entitle certain employees to a pro rated amount between $1.0 million and $1.5 million as determined in provisions (i) and (ii) above. As a result, the Company recorded compensation expense and a deferred liability at June 30, 1997 relating to such contracts.

    CONSULTING AGREEMENT


    In April, 1996, the Company entered into a two-year consulting agreement which provides for a minimum annual fee of $42,000. In March 1997, the consulting agreement was terminated. As a result of the termination of the agreement, the Company recorded a charge of $63,000 to consulting fees for the fiscal year ended June 30, 1997.


    MONITORING AGREEMENT


    In April, 1994, the Company entered into a three-year monitoring agreement, which has been extended through April, 2000, providing for increases based on the number of subscribers as defined, for monitoring services previously provided directly by the Company. Total cost under this agreement was $494,000 and $703,470 for the years ended June 30, 1996 and 1997, respectively.



    If the Company elects to continue its monitoring with its current monitoring facility, the minimum estimated monitoring costs for the following three years will be:



                                  FISCAL YEAR
                                     ENDED
--------------------------------------------------------------------------------
June 30, 1998...................................................................  $    828,000
June 30, 1999...................................................................       856,500
June 30, 2000...................................................................       856,500
                                                                                  ------------
                                                                                  $  2,541,000
                                                                                  ------------
                                                                                  ------------


    LEASE COMMITMENTS

    The Company leases its facilities and various equipment under operating leases expiring at various dates through December 2000. The following is a schedule of future minimum rental payments required under these leases:

YEAR ENDING JUNE 30,
----------------------------------------------------------------------------------
1998..............................................................................    $321,074
1999..............................................................................     256,564
2000..............................................................................      40,038
2001..............................................................................      12,944
2002..............................................................................      --
                                                                                    ----------
                                                                                      $630,620
                                                                                    ----------
                                                                                    ----------

                      RESPONSE USA, INC. AND SUBSIDIARIES

13. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The leases provide that the Company pay as additional rent taxes, insurance and other operating expenses applicable to the leased premises. Total rent expense under all operating leases aggregated $369,852 and $344,117 for the years ended June 30, 1996 and 1997, respectively.

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


    In consideration of the acquisition of approximately 14,000 subscriber accounts, the Company will pay Triple A an aggregate of approximately $13,000,000, consisting of $10,000,000 in cash and $2,250,000 million in shares of its common stock; additionally the Company will assume certain liabilities totaling $750,000.



    In October 1997, the Company entered into an agreement to acquire all of the outstanding stock of Jupiter, a patrol service company. In consideration of the acquisition of approximately 2,000 subscriber accounts, the Company will pay Jupiter approximately $1,045,000 in the Company's common stock. Jupiter's patrol services are principally supplied in areas in which the Company believes that Triple A is a substantial provider of security systems services. The patrol service supplements the Company's alarm

                      RESPONSE USA, INC. AND SUBSIDIARIES

15. SUBSEQUENT EVENTS (CONTINUED)
monitoring service by providing routine patrol of a subscriber's premises and neighborhood, response to alarm system activations and "special watch" services, such as picking up mail and newspapers and increased surveillance when the customer is on vacation.


    Summarized combined financial data of Triple A and Jupiter for the years ending December 31, 1995 and 1996 is as follows:



                                                                        1995          1996
                                                                    ------------  ------------
Revenues..........................................................  $  6,459,965  $  6,731,592
Cost of Revenues..................................................     3,422,221     3,930,233
                                                                    ------------  ------------
Gross Profit......................................................     3,037,744     2,801,359
Operating Expenses................................................     2,679,924     2,497,764
Interest Expense (net)............................................       120,332       130,632
                                                                    ------------  ------------
Net Income........................................................  $    237,488  $    172,963
                                                                    ------------  ------------
                                                                    ------------  ------------



    On June 18, 1997, and October 1, 1997, Mellon amended certain financial covenants in the Loan and Security Agreement dated June 30, 1996, as follows:
(i) ratio of cash flow to interest expense; (ii) ratio of senior funded debt to cash flow; (iii) net income (loss); and (iv) capital expenditures. The Company was in compliance with the terms of the amended debt covenants at June 30, 1997 and believes it will continue to be in compliance with the amended debt covenants during fiscal--1998.


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


Terry Jones, CPA
West Hazleton, PA
March 27, 1997

                        TRIPLE A SECURITY SYSTEMS, INC.


                                 BALANCE SHEETS



                                                            SEPTEMBER
                                                               30,          DECEMBER 31,
                                                           -----------  --------------------
                                                              1997        1996       1995
                                                           -----------  ---------  ---------
                                                           (UNAUDITED)  (AUDITED)  (AUDITED)
                                     ASSETS
Current Assets:
Cash.....................................................   $  69,328   $ 126,941  $ 235,963
Marketable securities....................................     114,853     110,176    108,583
Accounts receivable, net of allowance for doubtful
  accounts of $30,000, $50,000 and $29,000,
  respectively...........................................     307,024     551,432    343,589
Employee advance.........................................       2,803       6,871      5,658
Inventory and work-in-progress...........................     523,383     483,875    384,553
Prepaid expenses.........................................      58,882      14,981      8,693
Deposits.................................................      31,845       7,950      7,370
Due from stockholder.....................................       8,562       9,857     14,068
Due from affiliate.......................................      76,465      84,169    103,135
Other current assets.....................................      11,405       5,951     --
                                                           -----------  ---------  ---------
      Total Current Assets...............................   1,204,550   1,402,203  1,211,612
                                                           -----------  ---------  ---------
PROPERTY AND EQUIPMENT:
Property and equipment, net of accumulated
  depreciation...........................................   1,133,561   1,185,326    821,916
Property and equipment held for lease, net of accumulated
  depreciation...........................................     720,479     611,251    542,624
                                                           -----------  ---------  ---------
                                                            1,854,040   1,796,577  1,364,540
                                                           -----------  ---------  ---------
INTANGIBLE ASSETS, net...................................     230,312     210,980    281,304
                                                           -----------  ---------  ---------
                                                            $3,288,902  $3,409,760 $2,857,456
                                                           -----------  ---------  ---------
                                                           -----------  ---------  ---------
                      LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Demand notes payable.....................................   $  55,000   $  65,000  $  --
Current portion of long-term.............................     356,452     344,224    259,582
Accounts payable.........................................     408,285     583,504    188,031
Deferred revenue.........................................     769,345     683,338    702,992
Accrued expenses.........................................     144,851     118,912    209,319
Payroll taxes withheld and accrued.......................      11,402      10,635     16,741
Sales and use tax payable................................       3,456       2,555      2,881
                                                           -----------  ---------  ---------
      Total Current Liabilities..........................   1,748,791   1,808,168  1,379,546
LONG-TERM DEBT, net of current portion...................   1,105,149   1,215,348  1,121,678
                                                           -----------  ---------  ---------
      Total Liabilities..................................   2,853,940   3,023,516  2,501,224
                                                           -----------  ---------  ---------
COMMITMENT AND CONTINGENCY STOCKHOLDER'S EQUITY:
Common stock, $100 par, 5,000 shares authorized, 1,250
  issued and outstanding.................................     125,000     125,000    125,000
Additional paid-in capital...............................     215,814     215,814    215,814
Net unrealized loss on marketable securities.............         391      (4,286)    (5,696)
Retained earnings........................................      93,757      49,716     21,114
                                                           -----------  ---------  ---------
      Total Stockholder's Equity.........................     434,962     386,244    356,232
                                                           -----------  ---------  ---------
                                                            3,288,902   $3,409,760 $2,857,456
                                                           -----------  ---------  ---------
                                                           -----------  ---------  ---------


    The accompanying notes are an integral part of the financial statements.

                        TRIPLE A SECURITY SYSTEMS, INC.


                   STATEMENTS OF INCOME AND RETAINED EARNINGS



                                               FOR THE NINE MONTHS      FOR THE YEARS
                                               ENDED SEPTEMBER 30,    ENDED DECEMBER 31,
                                               --------------------  --------------------
                                                 1997       1996       1996       1995
                                               ---------  ---------  ---------  ---------
                                               (UNAUDITED) (UNAUDITED) (AUDITED) (AUDITED)
REVENUES.....................................  $3,906,544 $3,637,204 $5,041,574 $5,158,440
COST OF REVENUES.............................  1,776,496  1,721,048  2,319,741  2,652,662
                                               ---------  ---------  ---------  ---------
    Gross Profit.............................  2,130,048  1,916,156  2,721,833  2,505,778
                                               ---------  ---------  ---------  ---------
OPERATING EXPENSES:
Selling expenses.............................    526,550    461,389    644,213    761,250
General and administrative expenses..........  1,042,489    937,512  1,312,056  1,106,715
                                               ---------  ---------  ---------  ---------
    Total Operating Expenses.................  1,569,039  1,398,901  1,956,269  1,867,965
                                               ---------  ---------  ---------  ---------
Income Before Depreciation and
  Amortization...............................    561,009    517,255    765,564    637,813
                                               ---------  ---------  ---------  ---------
DEPRECIATION AND AMORTIZATION:
Depreciation of property and equipment.......    325,109    252,338    380,375    325,230
Amortization of intangibles..................     41,576     60,302     70,323     77,204
                                               ---------  ---------  ---------  ---------
    Total Depreciation and Amortization......    366,685    312,640    450,698    402,434
                                               ---------  ---------  ---------  ---------
Income From Operations.......................    194,324    204,615    314,866    235,379
                                               ---------  ---------  ---------  ---------
OTHER INCOME (EXPENSE):
Finance and service charge income............      5,416     46,968     65,930     31,134
Miscellaneous income.........................     22,720     14,104     31,028     17,034
Interest income..............................      3,650     10,471     14,303     22,310
Gain on sale of assets.......................     --         --          4,890        207
Dividend income..............................      2,851      2,453      3,957      4,335
Interest expense.............................    (92,475)   (83,906)  (120,219)  (140,007)
Loss on abandonment..........................     --         --        (55,783)    --
Conversion costs.............................     --         --        (41,214)   (45,352)
Relocation expense...........................     (5,255)    --        (29,130)    --
                                               ---------  ---------  ---------  ---------
    Other Expense, Net.......................    (63,093)    (9,910)  (126,238)  (110,339)
                                               ---------  ---------  ---------  ---------
NET INCOME...................................    131,231    194,705    188,628    125,040
RETAINED EARNINGS:
Beginning of year............................     49,716     21,114     21,114     39,724
Distributions................................    (87,190)  (136,800)  (160,026)  (143,650)
                                               ---------  ---------  ---------  ---------
End of year..................................  $  93,757  $  79,019  $  49,716  $  21,114
                                               ---------  ---------  ---------  ---------
                                               ---------  ---------  ---------  ---------


    The accompanying notes are an integral part of the financial statements.

                        TRIPLE A SECURITY SYSTEMS, INC.


                            STATEMENTS OF CASH FLOWS



                                                                FOR THE NINE MONTHS       FOR THE YEARS ENDED
                                                                ENDED SEPTEMBER 30,           DECEMBER 31,
                                                              ------------------------  ------------------------
                                                                 1997         1996         1996         1995
                                                              -----------  -----------  -----------  -----------
                                                              (UNAUDITED)  (UNAUDITED)   (AUDITED)    (AUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................   $ 131,231    $ 194,705    $ 188,628    $ 125,040
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation..............................................     325,105      252,338      380,375      325,230
  Amortization of intangible assets.........................      41,576       60,302       70,323       77,204
  Other amortization........................................          --           --         (182)        (231)
  Gain on sale of assets....................................      (2,800)          --       (4,890)        (207)
  Loss on abandonment.......................................          --           --       55,783       --
  Changes in assets and liabilities:
    (Increase) decrease in assets:
      Accounts receivable...................................     244,408      (84,511)    (207,843)     100,408
      Employee advances.....................................       4,068        3,175       (1,213)      12,566
      Inventory and work-in-progress........................     (39,508)     (74,254)     (99,322)     100,591
      Prepaid expenses......................................     (43,902)      (7,692)     (14,551)      52,563
      Deposits..............................................     (23,895)      (3,080)        (580)       1,347
      Due from affiliate....................................       7,704       18,940       27,246       17,701
      Other current assets..................................      (5,454)     (20,785)      (5,951)      --
    Increase (decrease) in liabilities:
      Accounts payable......................................    (175,219)     273,935      395,473     (108,596)
      Deferred revenue......................................      85,907       19,913      (19,654)     (47,954)
      Accrued expenses......................................      23,733     (151,901)     (90,407)      88,898
      Payroll taxes withheld and accrued....................         767       (1,561)      (6,106)       2,043
      Sales and use tax payable.............................         900           47         (326)        (793)
                                                              -----------  -----------  -----------  -----------
Net Cash Provided by Operating Activities...................     574,625      479,571      666,803      745,810
                                                              -----------  -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities.........................          --           --       --           (3,200)
  Proceeds from sale of equipment...........................       2,800           --        4,890        2,900
  Capital expenditures......................................    (443,481)    (489,565)    (652,452)    (354,199)
  Advances to stockholder...................................       1,295      (42,306)     (52,216)     (19,657)
                                                              -----------  -----------  -----------  -----------
Net Cash Used in Investing Activities.......................     439,386     (531,871)    (699,788)    (374,156)
                                                              -----------  -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on demand notes................................     (10,000)      --           65,000       --
  Proceeds from long-term debt..............................     198,495      141,900      292,650      105,274
  Payments on long-term debt................................    (294,157)    (221,035)    (330,097)    (233,846)
  Distributions to stockholder..............................     (87,190)     (95,800)    (103,600)     (70,900)
                                                              -----------  -----------  -----------  -----------
Net Cash used in Financing Activities.......................    (192,852)    (174,935)     (76,047)    (199,472)
                                                              -----------  -----------  -----------  -----------
NET INCREASE (DECREASE) IN CASH.............................     (57,613)    (227,235)    (109,022)     172,182
CASH--BEGINNING.............................................     126,941      235,963      235,963       63,781
                                                              -----------  -----------  -----------  -----------
CASH--ENDING................................................   $  69,328    $   8,728    $ 126,941    $ 235,963
                                                              -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest....................   $  98,558    $  83,906    $ 118,567    $ 140,076
                                                              -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Fair value of property and equipment acquired and
    liabilities assumed.....................................      --        $ 215,750    $ 215,750    $  31,941
                                                              -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------
  Payment on stockholder loan through non-cash
    distributions...........................................      --           --           56,426       72,750
  Payment on stockholder loan from personal assumption of
    note payable--unsecured.................................   $  --           --           --        $ 148,254
                                                              -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------


    The accompanying notes are an integral part of the financial statements.

                        TRIPLE A SECURITY SYSTEMS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

    NATURE OF OPERATIONS


    Triple A Security Systems, Inc. (the company) is engaged in the sale, lease, installation, service and monitoring of security systems to commercial and residential customers. The company grants credit to customers throughout Northeastern Pennsylvania. Consequently, the company's ability to collect the amounts due from customers is affected by economic fluctuations within the geographic area.


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

    MARKETABLE SECURITIES

    Effective January 1, 1995, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The company's investment securities are classified as available-for-sale. Accordingly, unrealized gains and losses are

                        TRIPLE A SECURITY SYSTEMS, INC.

                           DECEMBER 31, 1996 AND 1995

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (CONTINUED) excluded from earnings and reported as a separate component of stockholders' equity. Realized gains or losses are computed based on specific identification of the securities sold.

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

                                                                                               1996
                                                                                            -----------
                                                                                  GROSS        GROSS
                                                                               UNREALIZED   UNREALIZED
                                                                   AMORTIZED     HOLDING      HOLDING       FAIR
                                                                      COST        GAINS       LOSSES       VALUE
                                                                   ----------  -----------  -----------  ----------
Equity securities................................................  $    7,805   $   1,525    $      16   $    9,314
U.S. government obligations......................................      12,292       2,873       --           15,165
Mortgage-backed securities.......................................      40,664      --            2,927       37,737
Mutual funds.....................................................      53,700      --            5,740       47,960
                                                                   ----------  -----------  -----------  ----------
                                                                   $  114,461   $   4,398    $   8,683   $  110,176
                                                                   ----------  -----------  -----------  ----------
                                                                   ----------  -----------  -----------  ----------

                                                                                               1995
                                                                                            -----------
                                                                                  GROSS        GROSS
                                                                               UNREALIZED   UNREALIZED
                                                                   AMORTIZED     HOLDING      HOLDING       FAIR
                                                                      COST        GAINS       LOSSES       VALUE
                                                                   ----------  -----------  -----------  ----------
Equity securities................................................  $    7,805   $     588    $     279   $    8,114
U.S. government obligations......................................      12,086       2,644       --           14,730
Mortgage-backed securities.......................................      40,688      --            3,266       37,422
Mutual funds.....................................................      53,700      --            5,383       48,317
                                                                   ----------  -----------  -----------  ----------
                                                                   $  114,279   $   3,232    $   8,928   $  108,583
                                                                   ----------  -----------  -----------  ----------
                                                                   ----------  -----------  -----------  ----------

    U.S. government obligations mature in 2024 and mortgage-backed securities mature in 2023. The change in net unrealized holding losses on marketable debt and equity securities in the amount of $1,359 and $11,632 has been charged to stockholder's equity for the years ended December 31, 1996 and 1995, respectively.

NOTE 3: INVENTORY AND WORK-IN-PROGRESS

    Inventory and work-in-progress consists of the following at December 31:

                                                                           1996        1995
                                                                        ----------  ----------
Raw materials.........................................................  $  347,679  $  264,942
Work-in-progress......................................................     136,196     119,611
                                                                        ----------  ----------
                                                                        $  483,875  $  384,553
                                                                        ----------  ----------
                                                                        ----------  ----------

NOTE 4: RELATED PARTY TRANSACTIONS

    The balance due from stockholder is an unsecured loan requiring interest only at 5.65%. The balance at December 31, 1996 and 1995 due from affiliate of $84,169 and $103,135 represents money advanced to a

                        TRIPLE A SECURITY SYSTEMS, INC.

                           DECEMBER 31, 1996 AND 1995

NOTE 4: RELATED PARTY TRANSACTIONS (CONTINUED) company which is substantially owned by the stockholder of Triple A Security Systems, Inc. Interest has been accrued on the 1996 and 1995 average balance at prime plus 1%. Interest accrued for the years ended December 31, 1996 and 1995 was $8,280 and $9,341, respectively.

NOTE 5: PROPERTY AND EQUIPMENT

    Property and equipment consists of the following at December 31:

                                                                        1996         1995
                                                                     -----------  -----------
Monitoring equipment...............................................  $   686,851  $   686,851
Other equipment....................................................    1,266,810    1,378,284
Office furniture & fixtures........................................      267,595      402,975
Vehicles...........................................................      470,447      355,615
Leasehold improvements.............................................      328,746      123,781
                                                                     -----------  -----------
                                                                       3,020,449    2,947,506
Less accumulated depreciation......................................   (1,835,123)  (2,125,590)
                                                                     -----------  -----------
                                                                     $ 1,185,326  $   821,916
                                                                     -----------  -----------
                                                                     -----------  -----------

NOTE 6: OPERATING LEASES

    LESSOR TRANSACTIONS

    The company is the lessor of security monitoring equipment under operating leases expiring in various years through 2001.

    Property on or held for lease consists of the following at December 31:

                                                                        1996          1995
                                                                    ------------  ------------
Monitoring equipment..............................................  $  1,480,778  $  1,303,611
Less accumulated depreciation.....................................      (869,527)     (760,987)
                                                                    ------------  ------------
                                                                    $    611,251  $    542,624
                                                                    ------------  ------------
                                                                    ------------  ------------

    LESSEE TRANSACTIONS

    The company is currently leasing its facilities under several one year or month-to-month renewable operating lease agreements. Annual rentals were $47,715 and $43,478, in 1996 and 1995, respectively.

    RELATED PARTY TRANSACTIONS

    The company leases two of its facilities from the stockholder on a triple net basis. One agreement is a noncancellable lease requiring payments that increase annually at predetermined amounts through June, 2000. Thereafter, payments are adjusted annually in accordance with the Consumer Price Index. The other

                        TRIPLE A SECURITY SYSTEMS, INC.

                           DECEMBER 31, 1996 AND 1995

NOTE 6: OPERATING LEASES (CONTINUED)
is a month-to-month lease at $1,070 per month. Rent expense for the year ended December 31, 1996 was $69,533.

    At December 31, 1996, minimum future lease payments under the noncancellable lease are as follows:

                                  YEAR ENDING                                        LEASE
                                  DECEMBER 31                                      OBLIGATION
--------------------------------------------------------------------------------  ------------
1997............................................................................  $     97,067
1998............................................................................       109,867
1999............................................................................       122,667
2000............................................................................       128,000
2001............................................................................       128,000
Thereafter......................................................................     1,845,000
                                                                                  ------------
                                                                                  $  2,430,601
                                                                                  ------------
                                                                                  ------------

NOTE 7: INTANGIBLE ASSETS

    Intangible assets, net of accumulated amortization consist of the following at December 31:


                                                                           1996        1995
                                                                        ----------  ----------
Monitoring contracts..................................................  $   82,051  $  112,507
Goodwill..............................................................         605       1,815
Noncompete agreements.................................................     114,824     132,642
Loan origination fees.................................................       4,147       6,280
Deferred acquisition costs............................................       9,353      28,060
                                                                        ----------  ----------
                                                                        $  210,980  $  281,304
                                                                        ----------  ----------
                                                                        ----------  ----------

                        TRIPLE A SECURITY SYSTEMS, INC.

                           DECEMBER 31, 1996 AND 1995



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



    The company has available $158,000 under a revolving line of credit agreement with Summit Bank, expiring April, 1997. The terms are interest payable monthly at prime plus .25% on the outstanding balance, with principal and interest due in full at the expiration of the term. This note is cross-collateralized and cross-defaulted with the company's other notes with Summit Bank. At December 31, 1996, the company had $10,000 outstanding on this line of credit.


NOTE 9: LONG-TERM DEBT

    Long-term debt consists of the following at December 31:

                                                                                            1996          1995
                                                                                        ------------  ------------
Summit Bank:

Term loan payable in monthly installments of $15,946, including interest at 8.13%, maturing October, 2000. Pledged as collateral is accounts receivable. The loan is personally guaranteed by the stockholder. The loan has cross-default provisions with
  the other Summit Bank notes.........................................................  $    642,544  $    774,783
Term loan payable in monthly installments of $1,200, including interest at 8.13%, maturing October, 2000. Pledged as collateral is accounts receivable. The loan is personally guaranteed by the stockholder. The loan has cross-default provisions with
  the other Summit Bank notes.........................................................        48,355        58,306
Revolving line of credit, payable monthly, at 1.67% of the outstanding principal balance plus interest at prime plus 1%, with a floor of 6% and a ceiling of 10%, maturing October, 1999. Maximum borrowing under this agreement is $500,000. Pledged as collateral are accounts receivable, inventory, machinery, equipment, furniture and fixtures. The loan is personally guaranteed by the stockholder. The note is cross-collateralized and has cross-default provisions with the other summit Bank
  notes...............................................................................       234,731       176,321
Term note payable in monthly installments of $1,670, including interest at 8.5%, maturing September, 1997. Pledged as collateral are accounts receivable, inventory, machinery, equipment, furniture and fixtures. The loan is personally guaranteed by the stockholder. The note is cross-collateralized and has cross-default provisions
  with the other Summit Bank notes....................................................        16,428        34,204
Term note payable in monthly installments of $2,556, including interest at 8.35%, maturing October, 2001. Pledged as collateral are accounts receivable, inventory, machinery, equipment, furniture and fixtures. The loan is personally guaranteed by the stockholder. The note is cross-collateralized and has cross-default provisions
  with the other Summit Bank notes....................................................       121,180       --

                        TRIPLE A SECURITY SYSTEMS, INC.

                           DECEMBER 31, 1996 AND 1995


NOTE 9: LONG-TERM DEBT (CONTINUED)


                                                                                            1996          1995
                                                                                        ------------  ------------
Former owner--Acquired Company:

Promissory note payable in monthly installments of $3,744, including interest at 8%
  maturing October, 2003. Pledged as collateral are assets acquired in acquisition as well as the personal guarantee of the stockholder and the common stock of Triple A
  Security Systems, Inc...............................................................       233,757       258,886

Fidelity Bank:

Two notes payable in monthly installments of $706, including interest at prime plus
  .5%, maturing in April, 1997 and January, 1998. Pledged as collateral are vehicles
  with a book value of $11,292........................................................         7,340        14,781
Note payable in monthly installments of $1,707, including interest at prime plus .75%, maturing April, 1997. Pledged as collateral are vehicles with a book value of
  $20,660.............................................................................         6,237        25,176

First Heritage Bank:

Note payable in monthly installments of $266, including interest at prime plus .5%, maturing December, 1998. Pledged as collateral is a vehicle with a book value of
  $3,917..............................................................................         5,827         8,390
Note payable in monthly installments of $798, including interest at prime plus .5%, maturing January, 1999. Pledged as collateral are vehicles with book value of
  $19,690.............................................................................        18,173        25,734
Note payable in monthly installments of $6,252, including interest at 8.75%, maturing
  June, 2000. Interest of $1,640 was payable monthly through December, 1996. Pledged
  as collateral are vehicles with a book value of $193,934............................       225,000       --

Lake Ariel Bank:

Installment note payable matured November, 1996.......................................       --              4,679
                                                                                        ------------  ------------
                                                                                           1,559,572     1,381,260
    Less current portion..............................................................       344,224       259,582
                                                                                        ------------  ------------
                                                                                        $  1,215,348  $  1,121,678
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                        TRIPLE A SECURITY SYSTEMS, INC.

                           DECEMBER 31, 1996 AND 1995


NOTE 9: LONG-TERM DEBT (CONTINUED)
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

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders of
The Jupiter Group, Inc.:



    We have audited the accompanying balance sheets of The Jupiter Group, Inc. as of December 31, 1996 and 1995, and the related statements of income and retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.



    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Jupiter Group, Inc. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



Terry H. Jones, CPA
West Hazleton, PA
November 21, 1997

                            THE JUPITER GROUP, INC.



                                 BALANCE SHEETS



                                                                                                DECEMBER 31,
                                                                                           ----------------------
                                                                                              1996        1995
                                                                               SEPT. 30,   ----------  ----------
                                                                              -----------
                                                                                 1997      (AUDITED)   (AUDITED)
                                                                              -----------
                                                                              (UNAUDITED)
                                   ASSETS
CURRENT ASSETS:
  Cash......................................................................   $ 163,879   $   70,010  $   64,911
  Accounts receivable, net of allowance for doubtful accounts of $9,000,
    $5,390, and $5,390, respectively:
    Trade...................................................................     149,426      132,716     129,497
    Affiliate...............................................................                    5,024       3,790
  Prepaid expenses..........................................................      13,333       16,398      16,939
                                                                              -----------  ----------  ----------
      Total Current Assets..................................................     326,638      224,148     215,137

EQUIPMENT, net of accumulated depreciation..................................     108,678       60,904      86,390

OTHER ASSETS:
  Intangible assets, net of amortization....................................      23,769       33,727      47,006
  Deposits..................................................................         300          300         300
                                                                              -----------  ----------  ----------
                                                                               $ 459,385   $  319,079  $  348,833
                                                                              -----------  ----------  ----------
                                                                              -----------  ----------  ----------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt.........................................   $  77,494   $   46,074  $   51,577
  Accounts payable..........................................................      10,679       13,294      11,338
  Accrued expenses..........................................................      29,270       19,097      38,495
  Payroll taxes withheld and accrued........................................      13,788       12,175       7,452
  Due to affiliate..........................................................      76,465       84,169     103,135
                                                                              -----------  ----------  ----------
      Total Current Liabilities.............................................     207,686      174,809     211,997

LONG-TERM DEBT, net of current portion......................................      59,444       52,746      68,235
                                                                              -----------  ----------  ----------
      Total Liabilities.....................................................     267,140      227,555     280,232
                                                                              -----------  ----------  ----------

STOCKHOLDERS' EQUITY
  Common stock, $1 par, 10,000 shares authorized, 625 shares issued and
    outstanding.............................................................         625          625         625
  Additional paid-in capital................................................      22,375       22,375      22,375
  Retained earnings.........................................................     169,245       68,524      45,601
                                                                              -----------  ----------  ----------
      Total Stockholders' Equity............................................     192,245       91,524      68,601
                                                                              -----------  ----------  ----------
                                                                               $ 459,385   $  319,079  $  348,833
                                                                              -----------  ----------  ----------
                                                                              -----------  ----------  ----------



    The accompanying notes are an integral part of the financial statements.

                            THE JUPITER GROUP, INC.



                   STATEMENTS OF INCOME AND RETAINED EARNINGS



                                                            NINE MONTHS ENDED SEPT.
                                                                      30,               YEARS ENDED DECEMBER 31,
                                                           --------------------------  --------------------------
                                                               1997          1996          1996          1995
                                                           ------------  ------------  ------------  ------------
                                                           (UNAUDITED)   (UNAUDITED)    (AUDITED)     (AUDITED)
REVENUES.................................................     1,339,872     1,153,108  $  1,524,984  $  1,321,433

COST OF REVENUES.........................................     1,080,798       940,442     1,277,571     1,102,480
                                                           ------------  ------------  ------------  ------------

  Gross Profit...........................................       259,074       212,666       247,413       218,953
                                                           ------------  ------------  ------------  ------------

OPERATING EXPENSES:
  Selling................................................         5,095         5,178         8,068         4,948
  General and administrative.............................       123,519       134,852       173,002       148,272
                                                           ------------  ------------  ------------  ------------
    Total Operating Expenses.............................       128,614       140,030       181,070       153,220
                                                           ------------  ------------  ------------  ------------
    Income From Operations...............................       130,460        72,636        66,343        65,733
                                                           ------------  ------------  ------------  ------------

OTHER INCOME (EXPENSE):
  Interest income........................................         1,338         1,067         1,379         1,351
  Gain (loss) on sale of asset...........................         1,800        (1,150)       (1,150)        1,500
  Interest expense.......................................        (7,881)      (14,707)      (18,649)      (19,724)
                                                           ------------  ------------  ------------  ------------
    Other Expense, Net...................................        (4,743)      (14,790)      (18,420)      (16,873)
                                                           ------------  ------------  ------------  ------------

NET INCOME...............................................       125,717        57,846        47,923        48,860

RETAINED EARNINGS (DEFICIT):
  Beginning of year......................................        68,526        45,601        45,601        (3,259)
  Distributions..........................................       (25,000)      (25,000)      (25,000)      --
                                                           ------------  ------------  ------------  ------------
  End of year............................................       169,243        78,447  $     68,524  $     45,601
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------



    The accompanying notes are an integral part of the financial statements.

                            THE JUPITER GROUP, INC.



                            STATEMENTS OF CASH FLOWS


                                                                   NINE MONTHS ENDED      YEAR ENDED DECEMBER
                                                                     SEPTEMBER 30,                31,
                                                                 ----------------------  ----------------------
                                                                    1997        1996        1996        1995
                                                                 ----------  ----------  ----------  ----------

                                                                 (UNAUDITED) (UNAUDITED) (AUDITED)   (AUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...................................................     125,719      57,847  $   47,923  $   48,860
  Adjustments to reconcile net income to net cash provided by operating activities.......................................
    Depreciation...............................................      49,752      52,838      70,451      60,837
    Amortization...............................................       9,959       9,959      13,279      13,279
    Gain (loss) on sale of assets..............................       1,800       1,150       1,150      (1,500)
    Change in assets and liabilities:
      (Increase) decrease in assets:
        Accounts receivable....................................     (11,686)      2,542      (4,453)    (44,774)
        Prepaid expenses.......................................       3,065     (12,548)        541      (4,236)
        Deposits...............................................                              --            (300)
      Increase (decrease) in liabilities:
        Accounts payable.......................................      (2,615)      2,812       1,956         664
        Accrued expenses.......................................      10,173     (17,692)    (19,398)     29,088
        Payroll taxes withheld and accrued.....................       1,614       3,412       4,723       4,473
        Due to affiliate.......................................      (7,704)    (18,940)    (18,966)    (17,701)
                                                                 ----------  ----------  ----------  ----------
    Net Cash Provided by Operating Activities..................     180,077      81,380      97,206      88,690
                                                                 ----------  ----------  ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets.................................       1,800      10,850      10,850       1,500
  Capital expenditures.........................................     (97,526)    (11,005)    (11,005)    (47,055)
                                                                 ----------  ----------  ----------  ----------
  Net Cash Used by Investing Activities........................     (95,726)       (155)       (155)    (45,555)
                                                                 ----------  ----------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowing on long-term debt..................................      93,326      --          --          42,259
  Payment on long-term debt....................................     (58,808)    (61,611)    (66,952)    (61,874)
  Distributions to stockholders................................     (25,000)    (25,000)    (25,000)     --
                                                                 ----------  ----------  ----------  ----------
  Net Cash Used by Financing Activities........................       9,518     (86,611)    (91,952)    (19,615)
                                                                 ----------  ----------  ----------  ----------

NET INCREASE IN CASH...........................................      93,869      (5,386)      5,099      23,520
CASH -- BEGINNING..............................................      70,010      64,911      64,911      41,391
                                                                 ----------  ----------  ----------  ----------
CASH -- ENDING.................................................  $  163,879  $   59,525  $   70,010  $   64,911
                                                                 ----------  ----------  ----------  ----------
                                                                 ----------  ----------  ----------  ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during year for interest...........................  $    7,881  $    8,497  $   10,369  $   10,382
                                                                 ----------  ----------  ----------  ----------
                                                                 ----------  ----------  ----------  ----------
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING
  ACTIVITIES:
  Fair value of equipment acquired and liabilities assumed.....      --      $   46,758  $   46,758  $   27,851
                                                                 ----------  ----------  ----------  ----------
                                                                 ----------  ----------  ----------  ----------



    The accompanying notes are an integral part of the financial statements.

                            THE JUPITER GROUP, INC.



                         NOTES TO FINANCIAL STATEMENTS



                           DECEMBER 31, 1996 AND 1995



NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS



NATURE OF OPERATIONS



    The company provides guard and patrol service to commercial and residential customers. Operations are conducted from rented facilities in Hamlin, Pennsylvania. The company grants credit to commercial and residential customers throughout Northeastern Pennsylvania. Consequently, the company's ability to collect the amounts due from customers is affected by economic fluctuations within the geographic area.



EQUIPMENT



    Equipment is carried at cost with depreciation computed primarily using the straight-line method over the following estimated useful lives:



                                                                                          YEARS
                                                                                        ---------
Vehicles..............................................................................      2
Office equipment......................................................................    3 - 7
Guard and patrol equipment............................................................    5 - 7



    Expenditures for maintenance and repairs are charged to operations as incurred. Cost of replacement and renewals are capitalized.



    Upon sale or other disposition, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.



INTANGIBLE ASSETS



    Costs incurred in connection with the organization of the company and the purchase of the predecessor entity are being amortized on a straight-line basis over the following lives:



                                                                                         YEARS
                                                                                       ---------
Goodwill.............................................................................      5
Noncompete agreements................................................................   5 - 11
Organization costs...................................................................      5



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

                            THE JUPITER GROUP, INC.

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



NOTE 2: EQUIPMENT



    Equipment consists of the following at December 31:



                                                                           1996        1995
                                                                        ----------  ----------
Vehicles..............................................................  $  184,244  $  214,475
Office equipment......................................................      23,063      12,308
Guard and patrol equipment............................................       5,200       5,200
                                                                        ----------  ----------
                                                                           212,507     231,983
                                                                        ----------  ----------
Less accumulated depreciation.........................................     151,603     145,593
                                                                        ----------  ----------
                                                                        $   60,904  $   86,390
                                                                        ----------  ----------
                                                                        ----------  ----------



NOTE 3: INTANGIBLE ASSETS



    Intangible assets, net of accumulated amortization, consist of the following at December 31:



                                                                            1996       1995
                                                                          ---------  ---------
Goodwill................................................................  $     349  $     973
Noncompete agreements...................................................     30,310     37,674
Organization costs......................................................      3,068      8,359
                                                                          ---------  ---------
                                                                          $  33,727  $  47,006
                                                                          ---------  ---------
                                                                          ---------  ---------

                            THE JUPITER GROUP, INC.

                           DECEMBER 31, 1996 AND 1995



NOTE 4: LONG-TERM DEBT



    Long-term debt consists of the following at December 31:



                                                                                                1996       1995
                                                                                              ---------  ---------

Former owner:

Promissory note payable in monthly installments of $822, including interest at 8%, maturing
December, 2002. Pledged as collateral is equipment with book value of $2,836, customer
accounts and customer contracts.                                                              $  51,313  $  56,829

Bank:

Installment notes payable in monthly installments of $2,592, including interest at prime plus .5%, maturing February through June, 1997. The notes contain a floor of 7% and a
ceiling of 12%. Vehicles with a book value of $8,990 are pledged as collateral.                   9,774     38,547

Installment note payable in monthly installments of $629, including interest at prime plus
 .5%, maturing December, 1997. The note contains a floor of 6.75% and a ceiling of 11.75%. A
vehicle with a book value of $6,494 is pledged as collateral.                                     7,131     13,732

Installment note payable in monthly installments of $632, including interest at prime plus
 .5%, maturing March, 1998. The note contains a floor of 6.25% and a ceiling of 11.25%. A
vehicle with a book value of $8,298 is pledged as collateral.                                     8,938     --

Installment note payable in monthly installments of $1,442, including interest at 8.25%,
maturing April, 1998. Vehicles with a book value of $20,656 are pledged as collateral.           21,664     --

Installment note payable, matured December, 1996............................................     --          5,554

Installment note payable, matured April, 1996...............................................     --          5,150
                                                                                              ---------  ---------

                                                                                                 98,820    119,812

    Less current portion....................................................................     46,074     51,577
                                                                                              ---------  ---------

                                                                                              $  52,746  $  68,235
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                            THE JUPITER GROUP, INC.

                           DECEMBER 31, 1996 AND 1995



NOTE 4: LONG-TERM DEBT (CONTINUED)


    The aggregate principal payments required on the long-term debt obligations at December 31, 1996 are as follows:



YEAR ENDING
DECEMBER 31,                                                                          AMOUNT
-----------------------------------------------------------------------------------  ---------
1997...............................................................................  $  46,074
1998...............................................................................     13,875
1999...............................................................................      7,007
2000...............................................................................      7,588
2001...............................................................................      8,218
Thereafter.........................................................................     16,058
                                                                                     ---------
                                                                                     $  98,820
                                                                                     ---------
                                                                                     ---------



NOTE 5: DUE TO AFFILIATE



    At December 31, 1996 and 1995, the balance due to affiliate of $84,169 and $103,135, respectively, represents money advanced from a company which is wholly owned by the majority stockholder of the Jupiter Group, Inc. Interest has been accrued on the 1996 and 1995 average balance at prime plus 1%. Interest accrued for the years ended December 31, 1996 and 1995 was $8,280 and $9,341, respectively.



NOTE 6: OPERATING LEASES



    For the years ended December 31, 1996 and 1995, total rental expense under a vehicle operating lease was $3,863 and $1,783, respectively. At December 31, 1996, the company was obligated under the noncancellable lease as follows:



YEAR ENDING                                                                           LEASE
DECEMBER 31,                                                                       OBLIGATIONS
---------------------------------------------------------------------------------  -----------
1997.............................................................................   $   1,783
                                                                                   -----------
                                                                                   -----------



TRANSACTIONS WITH RELATED PARTIES



    The company leases its offices from an affiliated company which is owned by the majority stockholder of The Jupiter Group, Inc. The lease is classified as a month-to-month operating lease and provides for rental of $500 per month.

                    UNAUDITED PRO FORMA FINANCIAL STATEMENTS



    The following unaudited pro forma combined financial statements as of September 30, 1997 and for the three months and year ended September 30, 1997, and June 30, 1997, respectively, gives effect for the following: (i) the sale of 2,400,000 shares of common stock through a secondary offering and the use of the net proceeds therefrom to redeem preferred stock, (ii) a one-for-three reverse stock split, (iii) the Company's acquisition of Triple A Security Systems, Inc. (Triple A), and (iv) the Company's acquisition of The Jupiter Group, Inc. (Jupiter) as if such events had been completed at July 1, 1996 for purposes of the pro forma statements of operations and as of September 30, 1997 for purposes of the pro forma balance sheet. The pro forma information is based on the historical financial statements of the Company, Triple A, and Jupiter, giving effect to the transactions under the purchase method of accounting and the assumptions and adjustments described in the accompanying notes to the unaudited pro forma financial statements. In the preparation of the pro forma combined balance sheet, the columns pertaining to Triple A and Jupiter contain information as to the assets and the liabilities acquired as of its date of acquisition.



    These pro forma statements of operations may not be indicative of the results that actually would have occurred if the acquisition had occurred on July 1, 1996.

            UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET



                               SEPTEMBER 30, 1997



                                                                           HISTORICAL                        PRO FORMA
                                                                ---------------------------------  ------------------------------
                                                                 RESPONSE     TRIPLE A   JUPITER     ADJUSTMENTS       COMBINED
                                                                -----------  ----------  --------  ----------------   -----------
                            ASSETS
Current Assets
  Cash........................................................  $   682,813  $   69,328  $163,879  $15,300,000(a)     $   916,020
                                                                                                   (10,000,000)(b)
                                                                                                    (5,300,000)(d)
  Marketable securities.......................................       56,250     114,853                                   171,103
  Accounts receivable (net)...................................    1,669,234     307,024   149,426                       2,125,684
  Inventory...................................................      829,453     523,382                                 1,352,835
  Prepaid expenses and other current assets...................      446,524     158,118    13,333      (85,027)(b)        532,948
                                                                -----------  ----------  --------  ----------------   -----------
        Total current assets..................................    3,684,274   1,172,705   326,638      (85,027)         5,098,590
                                                                -----------  ----------  --------  ----------------   -----------

  Monitoring Contract Costs (net).............................   18,045,284     230,312               (230,312)(b)     28,872,112
                                                                                                    10,026,828(b)
                                                                                                       800,000(c)
                                                                -----------  ----------  --------  ----------------   -----------

Property and Equipment (net)..................................    1,522,023   1,854,040   108,678                       3,484,741
                                                                -----------  ----------  --------  ----------------   -----------

Other Assets
  Accounts receivable (net)...................................      202,073                                               202,073
  Deposits....................................................       45,935      31,845       300                          78,080
  Investment in joint venture.................................    2,963,096                                             2,963,096
  Intangible assets, net of amortization......................                             23,769      (23,769)(c)
  Deferred compensation expense...............................      517,500                                               517,500
  Deferred financing costs (net)..............................    3,316,249                                             3,316,249
                                                                -----------  ----------  --------  ----------------   -----------
                                                                  7,044,853      31,845    24,069      (23,769)         7,076,998
                                                                -----------  ----------  --------  ----------------   -----------
                                                                $30,296,434  $3,288,902  $459,385  $10,487,720        $44,532,441
                                                                -----------  ----------  --------  ----------------   -----------
                                                                -----------  ----------  --------  ----------------   -----------
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt...........................  $   157,815  $  411,452  $ 77,494  ($  411,452)(b)    $   235,309
  Accounts payable-Trade......................................      738,909     408,285    10,679     (408,285)(b)        749,588
  Purchase holdbacks..........................................      571,120                                               571,120
  Accrued expenses and other current liabilities..............    1,076,485     159,809    43,058     (159,809)(b)      1,119,543
  Due to affiliate............................................                             76,465      (76,465)(c)
  Deferred revenue                                                1,981,698     769,245                                 2,750,943
                                                                -----------  ----------  --------  ----------------   -----------
                                                                  4,526,027   1,748,791   207,696   (1,056,011)         5,426,503
                                                                -----------  ----------  --------  ----------------   -----------
Long term Liabilities
  Long-term debt..............................................   12,944,996   1,105,149    59,444   (1,105,149)(b)     16,179,440
                                                                                                    (5,300,000)(d)
                                                                                                     8,475,000(e)
  Deferred compensation expense...............................    1,725,000                                             1,725,000
                                                                -----------  ----------  --------  ----------------   -----------
                                                                 14,669,996   1,105,149    59,444    2,069,851         17,904,440
                                                                -----------  ----------  --------  ----------------   -----------
  Stockholders' Equity
  Preferred stock-Series A....................................    6,818,055                         (6,818,055)(e)
  Preferred stock-Series B....................................           31                                                    31
  Common stock................................................       17,514     125,000       625     (125,000)(b)         40,208
                                                                                                         2,379(b)
                                                                                                        19,200(a)
                                                                                                          (625)(c)
                                                                                                         1,115(c)
  Additional paid-in capital..................................   36,755,463     215,814    22,375     (215,814)(b)     53,651,520
                                                                                                     2,228,376(b)
                                                                                                    15,280,800(a)
                                                                                                    (1,656,945)(e)
                                                                                                       (22,375)(c)
                                                                                                     1,043,826(c)
  Unrealized holding losses...................................      (18,750)        391                                   (18,359)
  Accumulated Deficit.........................................  (32,471,902)     93,757   169,245      (93,757)(b)    (32,471,902)
                                                                                                      (169,245)(c)
                                                                -----------  ----------  --------  ----------------   -----------
                                                                 11,100,411     434,962   192,245    9,473,880         21,201,498
                                                                -----------  ----------  --------  ----------------   -----------
                                                                $30,296,434  $3,288,902  $459,385  $10,487,720        $44,532,441
                                                                -----------  ----------  --------  ----------------   -----------
                                                                -----------  ----------  --------  ----------------   -----------

       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS



                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997



                                                                         HISTORICAL                        PRO FORMA
                                                              --------------------------------  -------------------------------
                                                               RESPONSE    TRIPLE A   JUPITER   ADJUSTMENTS         COMBINED
                                                              -----------  ---------  --------  ------------     --------------
Operating Revenues
  Product Sales.............................................  $   662,846  $ 408,596                               $  1,071,442
  Monitoring and service....................................    2,585,038    911,076  $535,949                        4,032,063
                                                              -----------  ---------  --------  ------------     --------------
                                                                3,247,884  1,319,672   535,949                        5,103,505
Cost of Revenues............................................    1,167,181    560,273   432,319                        2,159,773
                                                              -----------  ---------  --------  ------------     --------------
Gross Profit................................................    2,080,703    759,399   103,630                        2,943,732
                                                              -----------  ---------  --------  ------------     --------------
Operating Expenses
  Selling, general and administrative.......................    1,165,635    568,617    22,143                        1,756,395
  Depreciation and amortization.............................      837,539    128,120    19,705      ($17,199)(f)      1,238,836
                                                                                                     270,671(g)
  Interest..................................................      643,780     24,011     2,601       (24,011)(h)        727,740
                                                                                                      81,359(i)
                                                              -----------  ---------  --------  ------------     --------------
                                                                2,646,954    720,748    44,449       310,820          3,722,971
                                                              -----------  ---------  --------  ------------     --------------
Income/(Loss) From Operations...............................     (566,251)    38,651    59,181      (310,820)          (779,239)
                                                              -----------  ---------  --------  ------------     --------------
Other Income/(Expense)
  Interest income...........................................        1,708      1,876       442                            4,026
  Joint venture loss........................................     (130,138)                                             (130,138)
                                                              -----------  ---------  --------  ------------     --------------
                                                                 (128,430)     1,876       442             0           (126,112)
                                                              -----------  ---------  --------  ------------     --------------
Net Income/(Loss)...........................................     (694,681)    40,527    59,623      (310,820)          (905,351)
Dividends and accretion on preferred stock..................     (335,272)                           335,272(j)               0
                                                              -----------  ---------  --------  ------------     --------------
Net Loss Applicable to Common Shareholders..................  ($1,029,953) $  40,527  $ 59,623  $     24,452       ($   905,351)
                                                              -----------  ---------  --------  ------------     --------------
                                                              -----------  ---------  --------  ------------     --------------
Loss per common share
  Loss before extraordinary item............................       ($0.33)                                               ($0.18)
  Extraordinary item........................................  $      0.00                                          $       0.00
                                                              -----------                                        --------------
  Net loss                                                         ($0.33)                                               ($0.18)
                                                              -----------                                        --------------
                                                              -----------                                        --------------
Net loss applicable to common shareholders..................       ($0.48)                                               ($0.18)
                                                              -----------                                        --------------
                                                              -----------                                        --------------
Weighted average number of shares outstanding...............    2,132,533                          2,836,859(k)       4,969,392
                                                              -----------                       ------------     --------------
                                                              -----------                       ------------     --------------


                       RESPONSE USA INC. AND SUBSIDIARIES

       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                       RESPONSE USA INC. AND SUBSIDIARIES

       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997


                                                       HISTORICAL                            PRO FORMA
                                       ------------------------------------------  ------------------------------
                                          RESPONSE       TRIPLE A     JUPITER(L)    ADJUSTMENTS       COMBINED
                                       --------------  ------------  ------------  --------------  --------------
Operating Revenues
  Product Sales......................  $    2,938,618  $  1,787,897                                $    4,726,515
  Monitoring and service.............       9,784,285     3,345,642  $  1,646,808                      14,776,735
                                       --------------  ------------  ------------  --------------  --------------
                                           12,722,903     5,133,539     1,646,808                     19,503,2502
Cost of Revenues.....................       4,097,415     2,353,190     1,352,105                       7,802,710
                                       --------------  ------------  ------------  --------------  --------------
Gross Profit.........................       8,625,488     2,780,349       294,703                      11,700,540
                                       --------------  ------------  ------------  --------------  --------------
Operating Expenses
  Selling, general and
  administrative.....................       9,126,641     2,044,430        95,914                      11,266,985
  Compensation--Options/ Employment
  contracts..........................       3,689,700                                                   3,689,700
  Depreciation and amortization......       2,976,433       463,914        81,274         (68,812 (f)      4,535,493
                                                                                        1,082,684(g)
  Interest...........................       1,349,480       128,574        14,525        (128,574 (h)      1,689,441
                                                                                        325,436(i)
                                       --------------  ------------  ------------  --------------  --------------
                                           17,142,254     2,636,918       191,713       1,210,734      21,181,619
                                       --------------  ------------  ------------  --------------  --------------
Income/(Loss) From Operations........      (8,516,766)      143,431       102,990      (1,210,734)     (9,481,079)
                                       --------------  ------------  ------------  --------------  --------------
Other Income/(Expense)
  Interest Income....................          12,176        13,755         1,573                          27,504
  Joint Venture Loss.................        (123,325)                                                   (123,325)
                                       --------------  ------------  ------------  --------------  --------------
                                             (111,149)       13,755         1,573               0         (95,821)
                                       --------------  ------------  ------------  --------------  --------------
Income/Loss Before Extraordinary
  Item...............................      (8,627,915)      157,186       104,563      (1,210,734)     (9,576,900)
Extraordinary Item
  Loss on debt extinguishment........       2,549,708                                                   2,549,708
                                       --------------  ------------  ------------  --------------  --------------
Net Income/(Loss)....................     (11,177,623)      157,186       104,563      (1,210,734)    (12,126,608)
Dividends and accretion on preferred
  stock..............................      (6,876,521)                                  6,876,521(j)              0
                                       --------------  ------------  ------------  --------------  --------------
Net Loss Applicable to Common
  Shareholders.......................  ($  18,054,144) $    157,186  $    104,563  $    5,665,787  $  (12,126,608)
                                       --------------  ------------  ------------  --------------  --------------
                                       --------------  ------------  ------------  --------------  --------------
Loss per common share
  Loss before extraordinary item.....  ($        5.80)                                             ($        2.21)
  Extraordinary item.................  ($        1.71)                                             ($        0.59)
                                       --------------                                              --------------
  Net loss...........................  ($        7.51)                                             ($        2.80)
                                       --------------                                              --------------
                                       --------------                                              --------------
  Net loss applicable to common
  shareholders.......................  ($       12.14)                                             ($        2.80)
                                       --------------                                              --------------
                                       --------------                                              --------------
Weighted average number of shares
  outstanding........................       1,487,574                                2,836,859 (k)      4,324,433
                                       --------------                              --------------  --------------
                                       --------------                              --------------  --------------


    The accompanying notes are an integral part of the financial statements.

                       RESPONSE USA INC. AND SUBSIDIARIES
             NOTES TO THE UNAUDITED PRO FORMA FINANCIAL STATEMENTS



                       UNAUDITED PRO FORMA BALANCE SHEET



    (a) To reflect the net proceeds from the Secondary Offering as if it occurred on September 30, 1997 of $15,300,000



    (b) To record the acquisition of Triple A. The purchase price of $13,000,000 (payable in cash of $10,000,000, stock valued at $2,230,755, and assumption of $769,245 in liabilities) which was allocated to the assets acquired and liabilities assumed based on their fair value with the remainder, $10,026,828, classified as Monitoring Contract Costs.



    (c) To record the acquisition of Jupiter. The purchase price of $1,044,941 (payable in stock) which was allocated to the assets acquired and liabilities assumed based on their fair value with the remainder, $800,000, classified as Monitoring Contract Costs.



    (d) To record principal paid on the line of credit from the remaining proceeds from the Secondary Offering of $5,300,000.



    (e) To record the redemption of the preferred stock for $8,475,000.



                  UNAUDITED PRO FORMA STATEMENT OF OPERATIONS



    (f) To eliminate amortization of monitoring contracts purchased from Triple A and amortization of intangible assets not acquired from Jupiter previously recorded in Triple A's and Jupiter's historical financial statements.



    (g) To provide amortization on the net increase of purchased monitoring contracts. Monitoring contracts purchased from Triple A and Jupiter are amortized using the straight-line method over a ten-year estimated life.



    (h) To eliminate interest expense on debt not acquired from Triple A.



    (i) To record additional interest expense on the net increase in long-term debt as a result of additional borrowings needed to redeem the preferred stock after the acquisition of Triple A with the proceeds from the offering.



    (j) To eliminate dividends and accretion on preferred stock recorded during the quarter ended September 30, 1997, since this preferred stock is presumed to have been retired in these pro forma financial statements.



    (k) In calculating earnings per share, effect has been given to the shares issued in the acquisitions of Triple A (297,434 shares) and Jupiter (139,425 shares), and the Secondary Offering (2,4000,000) shares).



    (l) The historical information for Jupiter used in preparing the unaudited pro-forma condensed consolidated statement of operations for the fiscal year ended June 30, 1997 is derived from the audited statement of operations for the year ended December 31, 1996 and the unaudited statement of operations for the nine months ended September 30, 1997.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                RESPONSE USA, INC.

                                BY:            /S/ RICHARD M. BROOKS
                                     -----------------------------------------
                                                 Richard M. Brooks
                                            PRESIDENT, CHIEF EXECUTIVE,
                                        AND FINANCIAL OFFICER AND A DIRECTOR


Dated: December 1, 1997


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:


             NAME                          TITLE                    DATE
------------------------------  ---------------------------  -------------------

                                President, Chief Executive
/s/ RICHARD M. BROOKS             and Financial Officer and
------------------------------    a Director (Principal       December 1, 1997
Richard M. Brooks                 Executive, Financial and
                                  Accounting Officer)

                                Chief Operating Officer,
/s/ RONALD A. FELDMAN             Vice President,
------------------------------    Secretary, Treasurer and    December 1, 1997
Ronald A. Feldman                 a Director

                                Director
------------------------------
Robert M. Rubin

                                Director
------------------------------
Bruce H. Luehrs

/s/ STUART R. CHALFIN           Director
------------------------------                                December 1, 1997
Stuart R. Chalfin

/s/ TODD HERMAN                 Director
------------------------------                                December 1, 1997
Todd Herman

/s/ STUART LEVIN                Director
------------------------------                                December 1, 1997
Stuart Levin