Form 10QSB/A
period 1996-12-31
RESPONSE USA INC
filed 1998-02-17
CIK 889087

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


                                                                     Page

PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Balance Sheets for  December 31, 1996
               and June 30, 1996                                     1-2

          Consolidated Statements of Operations for the Six
               Months and Three Months ended December 31, 1996
               and 1995                                                3

          Consolidated Statement of Stockholders' Equity for
               December 31, 1996                                       4

          Consolidated Statements of Cash Flows for the Six
               Months and Three Months ended December 31, 1996
               and 1995                                              5-7

          Notes to Consolidated Financial Statements                8-14

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations         15-18

PART II. OTHER INFORMATION                                         19-20



                   RESPONSE USA, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

					                                          December 31,      June 30,
					                                             	1996          		1996
                                               ------------    ------------
					                                          	(Restated)
                      ASSETS
                      ------
CURRENT ASSETS
     Cash					                                    	$377,623    	$1,926,766
     Marketable securities				  	                   	43,750        100,000
     Accounts receivable - Current portion
         Trade - Net of allowance for doubtful
                 account of $399,792 and
                 $327,072, respectively 				    		1,755,825      1,461,911
         Net investment in sales-type leases					  	102,952        125,385
     Preferred stock subscription receivable								             6,525,000
     Inventory					                                	865,028        652,551
     Prepaid expenses and other current assets						408,585       	118,689
								                                         -----------   ------------
                Total current assets					        	3,553,763     10,910,302
								                                         -----------   ------------
MONITORING CONTRACT COSTS - Net of accumulated
    amortization of $3,924,199 and $2,838,374,
    respectively		                             		17,455,313     16,950,387
								                                         -----------   ------------
PROPERTY AND EQUIPMENT - Net of accumulated
    depreciation and amortization of $2,088,884
    and $1,862,915, respectively				             	1,526,830      1,261,007
								                                         -----------   ------------
OTHER ASSETS
     Accounts receivable - Noncurrent portion
         Trade 			                                 		20,039         29,421
         Net investment in sales-type leases					  	230,775	      	323,817
     Deposits					                                   46,113        	48,008
     Deferred compensation expense				             	675,000
     Deferred financing costs - Net of
         accumulated amortization of $565,516
         and $111,945, respectivel		             	3,898,699      3,411,803
								                                         -----------   ------------
					                                            	4,870,626    		3,813,049
								                                         -----------   ------------
					                                          	$27,406,532	  	$32,934,745
								                                        ============   ============



						              See notes to consolidated financial statements

                     RESPONSE USA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

					                                          	December 31,   		June 30,
					                                             	1996          		1996
                                                ------------    ----------
                                           						(Restated)
    LIABILITIES AND STOCKHOLDERS' EQUITY
				------------------------------------
CURRENT LIABILITIES
     Current portion of long-term debt
         Notes payable			                        		$181,734       $194,914
         Capitalized lease obligations					         	71,988        	51,064
     Accounts payable - Trade					                 	492,889	      	424,921
     Purchase holdbacks				                        	881,232      		646,976
     Accrued expenses and other current
         liabilities					                          	852,199	    	2,033,701
     Deferred revenue 					                      	1,723,941	    	1,591,103
								                                         -----------    -----------
                Total current liabilities					   	4,203,983    		4,942,679
								                                         -----------    -----------
LONG-TERM LIABILITIES - Net of current portion
      Long-term debt
         Notes payable				                      		9,222,448     12,374,607
         Capitalized lease obligations					        	110,791	       	31,189
      Deferred compensation expense					         	1,500,000
								                                         -----------    -----------
					                                           	10,833,239		   12,405,796
								                                         -----------    -----------
PUT OBLIGATION PAYABLE				                       	3,437,041     	2,580,338
								                                         -----------    -----------
COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY
   Preferred stock - Series A - Par value $1,000
     Authorized 250,000 shares
     Issued and outstanding 7,500 shares -
      June 30, 1996 and 6,890 shares -
      December 31, 1996 	                     				7,329,989      1,605,000
   Common stock - Par value $.008
     Authorized 12,500,000 shares
     Issued and outstanding 3,854,944 shares -
      June 30, 1996 and 4,130,892 shares -
      December 31, 1996 				                        	33,047         30,840
   Additional paid-in capital			               		27,231,914     24,951,240
   Unrealized holding losses on available-for-
      sale securities				                        		(249,593)      (193,343)
   Accumulated deficit				                    		(25,413,088)  	(13,387,805)
								                                        ------------   ------------
				                                             	8,932,269	   	13,005,932
								                                        ------------   ------------
					                                          	$27,406,532	  	$32,934,745
								                                        ============   ============



                    See notes to consolidated financial statements

                       RESPONSE USA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF OPERATIONS
                                    (Unaudited)


                                Six Months Ended        Three Months Ended
  			                              December 31,             December 31,
                              			1996    	   1995       	1996        	1995
                               --------    --------    -------      ---------
              				           	(Restated)		           	(Restated)
OPERATING REVENUES
  Product sales					         $1,278,042 	$1,476,343    $621,914    	$567,289
  Monitoring and service				 	4,707,931 		4,023,862  	2,321,692   	1,931,702
                             ----------   ---------   ---------    ---------
				                         	5,985,973 		5,500,205	 	2,943,606	  	2,498,991
															              ----------   ---------   ---------    ---------
COST OF REVENUES
  Product sales				            	872,995	   	997,421   		421,460	    	463,796
  Monitoring and service				 	1,488,622	  1,129,103    	741,597     	656,198
                             ----------   ---------   ---------    ---------
				                         	2,361,617   2,126,524  	1,163,057	  	1,119,994
															              ----------   ---------   ---------    ---------
GROSS PROFIT				             	3,624,356	 	3,373,681 		1,780,549	  	1,378,997
															              ----------   ---------   ---------    ---------
OPERATING EXPENSES
  Selling, general and
   administrative 				       	3,414,247 		2,471,138  	1,992,263	  	1,238,866
  Compensation - Options/
   Employment contracts			     	967,284	             			104,784
  Depreciation and
   amortization				          	1,335,812 		1,026,043     673,093    		484,412
  Interest				               	1,048,919	 	1,465,843   		545,449	    	765,468
                             ----------   ----------  ---------     ---------
				                         	6,766,262	 	4,963,024 		3,315,589	   	2,488,746
                             ----------   ----------  ---------     ---------
LOSS FROM OPERATIONS				    	(3,141,906)	(1,589,343)	(1,535,040) 		(1,109,749)

INTEREST INCOME				             	10,058      12,673	     	2,119	       	5,878
															              ----------   ----------  ---------     ----------
LOSS BEFORE EXTRAORDINARY
  ITEM				                  	(3,131,848)	(1,576,670) (1,532,921) 		(1,103,871)

EXTRAORDINARY ITEM
 Loss on debt extinguishment		2,549,708
                             ----------   ----------  ----------    ---------
NET LOSS				                 (5,681,556) (1,576,670) (1,532,921)   (1,103,871)

Dividends and accretion
  on preferred stock				     (6,343,727)            			(218,178)
															              ----------   ----------  ----------    ---------
NET LOSS APPLICABLE TO
  COMMON SHAREHOLDERS	  			($12,025,283)($1,576,670)($1,751,099)		($1,103,871)
															            ============  ===========  ==========   ==========
Loss per common share
  Loss before extraordinary
   item			                    		($0.78)	    	($1.70)   		($0.37)    		($1.07)
  Extraordinary item				        	(0.64)	      	0.00 	     	0.00       		0.00
                                -------      -------     -------      -------
  Net loss                 					($1.42)    		($1.70)	   	($0.37)	    	($1.07)
                                =======      =======     =======      =======
  Net loss applicable to
   common shareholders		     			($3.00)	    	($1.70)	   	($0.43)	    	($1.07)
                                =======      =======     =======      =======
Weighted average number of
  shares outstanding				     	4,010,553	    	926,877   4,108,281  		1,033,941
															               =========      =======   =========    =========



                    See notes to consolidated financial statements


                      RESPONSE USA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (RESTATED)
                                 (Unaudited)

         													                                                              	   Unrealized
														                                                                 Holding
                       				Preferred Stock						    				                       Losses on
                         				Series - A	    			Common Stock		   		Additional		 Available-
                       				Number		          		Number			           	Paid-In		  For-Sale		    Accumulated
			                      of Shares 	Amount   	of Shares		Amount	   	Capital		  Securities		    Deficit		     Total
                           -----   ---------  ---------   ------   ----------    -------     ----------    ----------
Balance - June 30, 1996		 	7,500 	$1,605,000 	3,854,944 	$30,840 	$24,951,240 	($193,343)  ($13,387,805)  $13,005,932

Conversion of convertible
 subordinated promissory
 notes - Net of related
 costs of $5,068				                            	11,110      	89 	    	44,843			                              	44,932

Issuance of warrants to
 consultants											                                              	689,000       					                     689,000

Exercise of stock options
 and warrants						                            	124,500	    	996    		436,931						                           437,927

Accretion on preferred
 stock due to intrinsic
 value of conversion
 feature					                     	5,895,000									 	                                      (5,895,000)		          0

Discount on and deemed
 dividends on preferred
 stock				                          	448,727								                    		                     (448,727)            0

Conversion of preferred
 stock			                 	(610)   	(618,738) 		190,338    1,522      617,216						                                 0

Issuance of warrants in
 connection with
 obtaining lines of credit												                                350,000						                           350,000

Issuance of stock options											 	                                142,284						                           142,284

Cancellation of common
 stock held in escrow 							 	                 (50,000)		  (400)		       400 						                                0

Unrealized holding losses
 on available-for-sale
 securities													                                                      	  (56,250)			                  (56,250)

Net loss				               		               		               		             		              (5,681,556)		  (5,681,556)
																			          -----  --------- ---------   ------   ----------    -------    ----------      ---------
Balance - December 31, 1996 	6,890	$7,329,989	4,130,892 	$33,047 	$27,231,914	 ($249,593) ($25,413,088)    $8,932,269
						                       =====  ========= =========   ======   ==========    =======    ==========      =========





                    See notes to consolidated fiancial statements

                        RESPONSE USA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

					                                        	Six Months Ended December 31,
                                            						1996	           	1995
                                               ----------       ----------
                                         						(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss  					                             	($5,681,556)   		($1,576,670)
 Adjustments to reconcile net loss
  to net cash used in operating activities
   Amortization of monitoring contract costs 			1,085,825        		805,963
   Depreciation and amortization of property
    and equipment				                           		249,989          211,900
   Loss on sale of property and equipment				     		8,319
   Gain on sale of monitoring contracts						                    		(91,663)
   Amortization of deferred financing costs
    and debt discount					                       	691,978          	50,793
   Issuance of common stock and warrants for
    consulting fees					                         	689,000           	8,125
   Compensation expense in connection with
    the issuance of stock options and
    employment contracts                     					967,284
  (Increase) decrease in accounts receivable
    Trade	 			                                 		(312,620)        (543,421)
    Net investment in sales-type leases			     			(11,007)         		6,298
   Increase in inventory			                   			(212,477)       		(81,229)
   Increase in prepaid expenses and other
    current assets				                         		(289,897)       		(54,771)
   Decrease in deposits		                       				1,895         		21,721
   Increase in accounts payable - Trade		       			67,356         	290,395
   Decrease in accrued expenses and other
    current liabilities					                  	(1,149,015)       	(144,365)
   Increase in deferred revenues					            	132,838          	63,866
								                                        ----------       ----------
  	Net cash used in operating activities				  	(3,762,088)     	(1,033,058)
								                                        ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of monitoring contracts (net of
   purchase holdbacks)					                   	(1,201,926)     	(2,285,178)
  Proceeds from the sale of monitoring
   contracts							                                               	233,548
  Proceeds from the sale of property and
   equipment					                                 	23,000
  Purchase of property and equipment					       	(352,667)       	(209,739)
								                                        ----------       ----------
 	Net cash used in investing activities			   		(1,531,593)    		(2,261,369)
								                                        ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the issuance of preferred
   stock					                                  	7,500,000
  Costs incurred in connection with the
   preferred stock issuance						              (1,012,449)
  Proceeds from private placement							                          	435,000
  Deferred financing costs incurred			          			22,761        		(27,441)
  Proceeds from long-term debt
   Notes payable					                         	11,950,000       	3,474,809
   Capitalized lease obligations				                            				43,933
  Principal payments on long-term debt
   Notes payable					                        	(15,116,701)       	(716,699)
   Capitalized lease obligations				            		(42,573)       		(19,995)
  Net proceeds from the exercise of
   stock options and warrants					               	443,500          	76,125
								                                       -----------       ----------
 	Net cash provided by financing activities					3,744,538      		3,265,732
								                                       -----------       ----------
NET DECREASE IN CASH					                     	(1,549,143)	       	(28,695)

CASH - BEGINNING				                           	1,926,766	        	159,445
								                                       -----------       ----------
CASH - ENDING					                              	$377,623       		$130,750
								                                       ===========       ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the year for interest					    	$440,812      	$1,407,371
 Cash paid during the year for income taxes						     --		             ---


                    See notes to consolidated financial statements

                 RESPONSE USA, INC. AND SUBSIDIARIES
                       STATEMENT OF CASH FLOWS

Supplemental Disclosures of Noncash Investing and Financial Activities

     During the six months ended December 31, 1996 and 1995, convertible subordinated promissory notes of $50,000 and $875,000, respectively, were converted to common stock. As a result, the Company reduced deferred financing costs and additional paid-in capital in the amount of $5,068 and $168,951 for the six months ended December 31, 1996 and 1995, respectively.

     During the six months ended December 31, 1996 and 1995, long-term notes payable of $51,363 and $63,933, respectively, were incurred for the purchase of property and equipment.

     During the six months ended December 31, 1996, capitalized lease obligations of $143,100 were incurred for the acquisition of property and equipment.

     During the six months ended December 31, 1996 and 1995, the Company reduced monitoring contract costs and the corresponding purchase holdbacks in the amount of $108,764 and $633,797, respectively.

     During the six months ended December 31, 1996, the Company reduced amounts receivable and increased monitoring contract costs in the amount of $154,570, in connection with the purchase of monitoring contracts.

     During the six months ended December 31, 1996, the Company increased the put obligation payable and the corresponding charge to deferred financing costs by $856,703, in connection with the refinancing at June 30, 1996 (see Note 5).


     During the six months ended December 31, 1996, the Company recorded accretion to preferred stock in the amount of $5,895,000 with a corresponding charge to accumulated deficit. The accretion represents the intrinsic value of the beneficial conversion feature contained within the preferred stock (see Note 6).


     During the six months ended December 31, 1996, the Company recorded deemed dividends and accretion on such deemed dividends totaling $448,727 in connection with the preferred stock issuance, with a corresponding charge to accumulated deficit (see Note 6).

     During the six months ended December 31, 1996, $610,000 of preferred stock and $8,738 in deemed dividends were converted into 190,338 shares of common stock.

     During the six months ended December 31, 1995, the Company issued 25,000 shares of its common stock, valued at $110,937, in connection with the purchase of monitoring contracts.

     During the six months ended December 31, 1995, the Company issued 2,000 shares of its common stock, valued at $8,125, as payment for consulting services.




                    See notes to consolidated financial statements

             RESPONSE USA, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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


2. Restatements

     The Company has restated the quarterly results, for the quarter ended December 31, 1996, from those previously reported relating to the following matters:




                                 Financial          Amount
                                 Statement        Previously     Restated
                                  Caption          Reported       Amount
                                 ----------       ----------     ---------
1)Deemed                       Dividends and        $141,116      $218,178
dividends and                  accretion on
accretion on                   preferred
preferred                      stock
stock

2)Bonus agreement with         Compensation -        142,284       104,784
management; and                Options/Employment
compensation in connection     contracts
with the issuance of stock
options

3)Consulting agreements        Selling, general    1,286,230     1,992,263
paid through the issuance      and administrative
of warrants; and acquisition   Depreciation and      675,622       673,093
payroll previously capitalized amortization

4)Valuation of Warrant         Interest expense      408,040       545,449
with Put Obligation and a
consulting fee paid with
the issuance of warrants
in connection with obtaining
the line of credit

     The Company has restated the year-to-date results, for the six months ended December 31, 1996, from those previously reported relating to the following matters:


                                   Financial           Amount
                                   Statement         Previously     Restated
                                    Caption           Reported       Amount
                                   ----------        ----------     --------
1)Deemed                        Dividends and        $2,705,202   $6,343,727
dividends and                   accretion on
accretion on                    preferred
preferred                       stock
stock

2)Bonus agreement with          Compensation -          142,284      967,284
management; and                 Options/Employment
compensation in connection      contracts
with the issuance of stock
options

3)Consulting agreements         Selling, general      2,602,214    3,414,247
paid through the issuance       and administrative
of warrants; and acquisition    Depreciation and
payroll previously capitalized  amortization          1,338,341    1,335,812

4)Valuation of Warrant          Interest expense        889,635    1,048,919
with Put Obligation and a
consulting fee paid with
the issuance of warrants
in connection with obtaining
the line of credit

5)Bonus agreement with          Deferred compensation         0      675,000
management                      expense (Asset)

                                Deferred compensation         0    1,500,000
                                expense (Liability)

6)Acquisition paroll            Monitoring Contract  17,575,817   17,455,313
previously capitalized          Costs

7)Valuation of Warrant          Put obligation        1,806,236    3,437,041
with Put Obligation and a       payable
consulting fee paid with        Deferred financing    2,077,178    3,898,699
the issuance of warrants        costs
in connection with obtaining
the line of credit

8)Deemed dividends and          Dividends payable       353,864            0
accretion on preferred          Preferred stock       9,232,600    7,329,989
stock                           Additional paid-in   20,297,917   27,231,914
                                capital

9)Impact of all entries above   Accumulated deficit (19,980,775) (25,413,088)

   As a result of the above restatements net loss per common share has changed as follows:

                            Six Months  Six Months  Three Months Three Months
                               Ended       Ended       Ended         Ended
                             December    December     December      December
                             31, 1996     31,1996     31, 1996      31, 1996
                              Amount                   Amount
                            Previously    Amount     Previously      Amount
                             Reported    Restated     Reported      Restated
                            -----------  --------    ----------    ----------
Loss per common share
   Loss before                 ($.33)     ($.78)       ($.18)        ($.37)
    extraordinary item
   Extraordinary item           (.64)      (.64)          -             -
   Net loss                     (.97)     (1.42)        (.18)         (.37)
   Net loss applicable to      (1.64)     (3.00)        (.21)         (.43)
    to common shareholders


3. Inventory

                                        December 31,   June30,
                                           1996         1996
                                        ------------   -------
                                        (Unaudited)

                    Parts Inventory    $   608,436  $  500,437
                    Finished Goods         256,592     152,114
                                         ---------    --------
                                        $  865,028  $  652,551
                                         =========    ========

4. Acquisitions

          During the six months ended December 31, 1996, the Company purchased monitoring contracts for an aggregate of $2,482,088. As consideration, the Company paid $1,544,947 in cash, including acquisition costs of $34,130, issued 25,000 shares of its Common Stock valued at $110, 937, recorded purchase holdbacks of $671,634 (which are payable over periods of up to eighteen months based on performance guarantees of the seller), and reduced amounts receivable by $154,570.


5. Long-Term Notes Payable

          Line of Credit Agreement
          ------------------------
          Note payable with interest only due through June
          30, 2000 at prime plus 1-3/4% on the outstanding
          loan balance; a commitment fee of .5% is payable
          on the average daily unused credit; collateralized
          by all assets of the Company                         $  8,950,000

          Equipment Financing
          -------------------
          Payable in monthly installments aggregating
          $7,004 including interest at rates ranging
          from 3.90% to 11.83%; final payments due January,
          1997, through December, 1999; collateralized
          by related equipment                                      112,619

         Convertible Subordinated Promissory Notes
         -----------------------------------------
         5% convertible subordinated promissory notes
         due on November 30, 1996                                    62,500

         Reorganization Debt
         -------------------
         As part of the 1990 plan of reorganization of a
         1987 bankruptcy, the U.S. Bankruptcy Court
         approved a 30.5% settlement on the total
         unsecured claims submitted;  payments are due
         March 1 of each year, as follows: 3.5% ($101,286)
         -- 1997, and 3% ($86,817) each year -- 1998
         through 2000; interest imputed at 14%; net of
         imputed interest of $94,995                                266,742

         Federal priority tax claims payable in annual
         installments of $2,211 through March, 1999, and
         $ 1,896 thereafter                                          12,321
                                                                   --------
                                                                  9,404,182
          Less Current Portion                                      181,734
                                                                  ---------
                                                                 $9,222,448
                                                                 ==========



     On June 30, 1996, the Company entered into a four-year $15,000,000 revolving bank line of credit agreement. Loans outstanding bear interest at prime plus 1-3/4%, are collateralized by all assets of the Company, and are subject to certain restrictive covenants. The agreement also provides for a commitment fee payable monthly in arrears, of
 .5% based on the average daily unused credit. As of December 31, 1996, the Company has available on its revolving credit facility the amount of $6,050,000.


     On June 30, 1996, in connection with obtaining a line of credit, the Company issued a stock purchase warrant (the Warrant) to an affiliate of the bank which provided the line of credit. The terms of this Warrant included the following:
(i) number of shares, 1,032,135; (ii) exercise price, $3.25 per share; (iii) expiration date, June 30, 2006; and (iv) put obligation feature, which the Holder of the warrant can require, during the period between July 1, 2000 and June 30, 2001 upon 10 days notice, the Company to purchase the Warrant for the difference between the market price of the Company's common stock and the exercise price times 1,032,135 shares. At June 30, 1996, the value of the warrants were estimated at $5.75 per share of common stock based upon a discounted market value of the average price of the Company's common stock, resulting in a put obligation payable of $2,580,338, with a corresponding charge to deferred financing costs. At December 31, 1996, the value of the warrants were estimated at $6.58 per share of common stock. As a result, the Company increased the put obligation payable and the corresponding deferred financing costs by $856,703.

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


     The Company, for the six months ended December 31, 1996, recorded deemed dividends and accretion on such deemed dividends totaling $448,727 in connection with the preferred stock issuance.

     During the six months ended December 31, 1996 610 shares of Series A Convertible Preferred Stock, with a value of $610,000, and $8,738 in deemed dividends were converted to 190,338 shares of common stock.

     On September 30, 1996, the Company suspended conversion of its 1996 series A Convertible Preferred Stock. The
Company renegotiated the terms and conditions of the preferred stock (see Note 9 -- Subsequent Events).


7. Common Stock and Additional Paid-in Capital

     During the six months ended December 31, 1996, convertible subordinated promissory notes of $50,000, were converted into 11,110 shares of common stock.

     During the six months ended December 31, 1996, 124,500 shares of common stock were issued as a result of the exercise of warrants and stock options. The Company recorded common stock of $996 and additional paid-in capital of $436,931.

     The Company on December 10, 1996, cancelled 50,000 shares of common stock held in escrow, in connection with an acquisition.

     On December 16, 1996, the Company granted 56,350 Non-Qualified Stock Options at $.10 per share, expiring on November 27, 2001 to key employees. As a result, the Company recorded compensation expense and increased additional paid-in capital in the amount of $142,284. In addition , the Company granted 20,500 Non-Qualified Stock Options and 8,500 Incentive Stock Options to employees at $2.625 per share, the prevailing market price, expiring on November 27, 2001.

7. Common Stock and Additional Paid-in Capital (Continued)

 The following is a summary of stock option activity:

                        Number           Option Price         Weighted Average
                       of Shares       Per Share(Range)         Exercise Price
                       ---------       ----------------       ----------------
 Options outstanding
  at June 30, 1996     2,008,183        $2.50 - $35.00              $2.637
 Options granted          85,350        $ .10 - $2.625              $ .958
 Options exercised        (2,500)       $3.75                       $3.75
 Options canceled or
  expired                    --         $    --                     $  --
                      -----------       ---------------             --------
 Options outstanding
 at December 31, 1996  2,091,033        $ .10  - $35.00             $2.568
                      ===========       ===============             ========
 Options exercisable
 at December 31, 1996  2,091,033        $ .10 -  $35.00             $2.568
                      ===========       ===============             ========




The following is a summary of warrant activity:

                                       Number               Exercise Price
                                      of Shares                Per Share
                                     -----------            --------------
 Warrants outstanding at
  June 30, 1996                        3,950,697            $2.50 - $8.00

 Warrants exercised in
  connection with 10%
  notes - Class C                        (30,000)          $3.875 - $6.00

 Warrants exercised in
  connection with 12%
  notes - Class A                        (92,000)                   $3.25
                                      -----------           -------------
 Warrants outstanding at
  December 31, 1996                    3,828,697            $2.50 - $8.00
                                      ==========            =============


8. COMMITMENTS AND CONTINGENCIES

     Employment Agreements (Restated)
     ---------------------------------
     The Company has employment contracts with certain key personnel of USS for terms expiring March, 1999. The contracts provide for initial base salaries aggregating $240,000 which are subject to incremental increases as determined by the Board of Directors. Additional compensation is due provided the following conditions are realized: (i) if the Company increases its net alarm system subscriber accounts by at least 10,000 accounts before March 1999, the Company shall pay each employee $1.0 million less the gross proceeds from the sale or exercise of their options;
(ii) if the Company increases its net alarm system subscriber accounts by at least 15,000 accounts before March, 1999, the Company shall pay each employee $1.5 million less the gross proceeds from the sale or exercise of their options; (iii) any increases in net alarm systems between 10,000 and 15,000 accounts shall entitle certain employees to a pro rated amount between $1.0 million and $1.5 million as determined in provisions (i) and (ii) above. At December 31, 1996 the increase in net alarm systems exceeded 15,000, as a result, the Company recorded compensation expense and a deferred compensation liability at December 31, 1996 in the amount of $825,000.

     Contingencies
     -------------
     As part of certain acquisitions, the Company has guaranteed the value of its common stock at various prices ranging from $5.00 to $17.34 for periods expiring at various dates through February 1997.

     ------------------------
     As of December 31, 1996, the Company's contingent liabilities under these agreements aggregated approximately
$57,400, which may be settled in cash or by the issuance of common stock; to the extent that settlement is in common stock, the holders are entitled to piggy-back registration rights and the Company has filed a registration statement for 94,402 shares of common stock which are expected to be sufficient to satisfy the Company's obligation.


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

     On November 30, 1997 an amendment was executed, in which each Holder received an additional 7,500 Warrants (the "Additional Warrants") for each 100 shares of Preferred Stock held as of November 30, 1997. The Additional Warrants, which are redeemable by the Company, are exercisable at a price per share of $3.375 and entitle the holder thereof to purchase one share of Common Stock per Additional Warrant. Fifty percent (50%) of the Additional Warrants are exercisable after December 1, 1998 and fifty percent (50%) are exercisable after December 1, 1999. The Additional Warrants expire after November 30, 2007. In consideration of the issuance of the Warrants and Additional Warrants each Holder agreed to refrain from any conversions until February 2, 1998.

             Response USA, Inc. and Subsidiaries


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

     Operating revenues increased by $485,768 or 9% and $444,615 or 18% for the six months and three months ended December 31, 1996 as compared to the same periods ended December 31, 1995. Product sales accounted for a decrease of $198,301 or 13% and an increase of $54,625 or 10% for the six months and three months ended December 31, 1996 as compared to the same periods ended December 31, 1995. The decrease in product sales for the six months was due to the Company's primary strategy to expand through the acquisition of monitoring contracts, as opposed to direct sales of security systems. Sales of electronic security systems decreased by approximately $429,000 for the six months ended December 31, 1996 as compared to the same period ended December 31, 1995. This decrease was offset by an increase in revenues from the sale of PERS to private label wholesalers and home healthcare agencies totaling approximately $231,000, for the same period. The increase in product sales for the quarter ended December 31, 1996 as compared to the quarter ended December 31, 1995, was primarily due to the increase in sales of PERS to private label wholesalers and home healthcare agencies. The significant growth in monitoring and service revenues of $684,069 or 17% and $389,990 or 20% for the six and three month periods ended December 31, 1996 as compared to the same periods ended December 31, 1995, were due to the acquisition of approximately 8,000 monitoring contracts during the past twelve months and the success of the Company's extended warranty program.

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

          The Gross Profit Margin ("GPM"), as a percentage of sales, was 61% for both the six months ended December 31, 1996 and 1995. The GPM, as a percentage of sales, improved from 49% for the quarter ended December 31, 1995, to 60% for the quarter ended December 31, 1996. The increase is primarily attributable to the increase in the GPM on product sales from 18% for Fiscal 1996 to 32% for Fiscal 1997. The significant improvement in the GPM on product sales, was the result of a decline in direct sales of electronic security systems, as a percentage of revenues, from 58% for the three months ended December 31, 1995 to 31% for the three months ended December 31, 1996. Sales of electronic security systems have significantly lower profit margins than other product sales, due to a very competitive market, including the advertisement of free security systems.


          Selling, general and administrative expenses
(excluding consulting fees resulting from the issuance of warrants in connection with obtaining the line of credit of $689,000 and $583,000 for the six and three months ended December 31, 1996) grew to $2,725,247 and $1,409,263 for the six and three months ended December 31, 1996, which represents increases of $254,109 or 10% and $170,397 or 14%, over selling, general and administrative expenses for the six and three months ended December 31, 1995. Selling, general and administrative expenses, as a percentage of total operating revenues, increased from 45% to 46% for the six months ended December 31, 1995 and 1996, respectively. The slight increase in selling, general and administrative expenses was primarily due to increases in corporate overhead expenses incurred to assimilate newly acquired customers into the Company's customer base, and to support the larger subscriber base. While selling, general and administrative expenses, as a percentage of revenues, increased by 1%, monitoring and service revenues increased by 17% between comparable periods, reflecting efficiencies realized in the Company's corporate offices. The Company anticipates that its current level of selling, general and administrative expenses, as a percentage of sales, will decrease as a result of the Company's operating revenues growing substantially due to increases in monitoring and service revenues from ongoing acquisitions.


          During the six months and three months ended
December 31, 1996, the Company recorded a deferred compensation liability (asset) with a corresponding charge (benefit) to operating expenses in the amount of $825,000 and ($37,500), pursuant to employment contracts. The Company, in December 1996, granted Non-Qualified Stock Options to key employees at an exercise price below market price, as a result the Company recorded compensation expense of $142,284.


      Amortization and depreciation expenses increased by $309,769 or 30% and $188,681 or 39% for the six and three months ended December 31, 1996, as compared to the same periods ended December 31, 1995. The increases in amortization and depreciation expense is due to the Company's acquisition of monitoring contracts, totaling approximately $8 million, during the fiscal year ended June
30, 1996.


          Interest expense decreased by $416,924 or 28% and $220,019 or 29% for the six and three months ended December 31, 1996, as compared to the same periods ended December 31, 1995. In July, 1996, the Company paid off notes payable with balances aggregating $12,072,688 with proceeds from the issuance of preferred stock and an advance from the line of credit, resulting in a substantial decrease in the Company's borrowing costs (see Notes 5 and 6 of Notes to Consolidated Financial Statements).


          The net losses for the six and three months ended December 31, 1996 (excluding an extraordinary item for early extinguishment of debt of $2,549,708) were $3,131,848 or ($.78) per share based on 4,010,553 shares outstanding; and $1,532,921 or ($.37) per share based on 4,108,281 shares outstanding; as compared to net losses of $1,576,670 or ($1.70) per share based on 926,877 shares outstanding; and $1,103,871 or ($1.07) per share based on 1,033,941 shares outstanding for the six and three months ended December 31, 1995. The net losses applicable to common shareholders (net losses adjusted for dividends and accretion on preferred stock) for the six and three months ended December 31, 1996 were $12,025,283 or ($3.00) per share based on 4,010,553 shares outstanding; and $1,751,099 or ($.43) per share based on 4,108,281 shares outstanding; as compared to net losses of $1,576,670 or ($1.70) per share based on 926,877 shares outstanding; and $1,103,871 or ($1.07) per share based on 1,033,941 shares outstanding for the six and three month periods ended December 31, 1995, respectively. Earnings before interest, taxes, depreciation and amortization (EBITDA), excluding charges for the loss on debt extinguishment, compensation expense - options/employment agreements, and consulting fees from the issuance of warrants were $899,109 and $371,286 for the six months and three months ended December 31, 1996 as compared to $902,543 and $140,131 for the six months and three months ended December 31, 1995.

Liquidity and Capital Resources

          On June 30, 1996 through July 3, 1996, the Company completed a restructuring of its long-term debt. The Company obtained a $15 million revolving credit facility from Mellon Bank, N.A. and issued $7.5 million of its 1996 Series A Convertible Preferred Stock to institutional and individual domestic and foreign investors. The proceeds of the financing were utilized to repay the Company's existing long-term indebtedness and resulted in a substantial decrease in the Company's borrowing costs. The restructuring resulted in an extraordinary charge of $2,549,708 for early extinguishment of debt during the quarter ended September
30, 1996. As of December 31, 1996, the Company has available on its revolving credit facility the amount of $6,050,000. The credit facility bears interest at the Prime Rate, plus 1 3/4%.

     The Company's working capital decreased by $6,617,843 from $5,967,623 at June 30, 1996, to a working capital deficiency of $650,220 at December 31, 1996. On June 30, 1996, the Company recorded a preferred stock subscription receivable for $6,525,000, from Series A Convertible Preferred Stock subscribed with a par value of $7,500,000, net of related placement fees of $975,000 paid from the proceeds at the closing. On July 1, 1996, the Company entered into a four-year $15 million revolving bank line of credit agreement (see Note 5 of Notes to the Consolidated Financial Statements). With the proceeds received from the issuance of preferred stock on July 2, 1996 and $10,500,000 from the revolving line of credit, the Company paid off notes payable used to finance its growth through acquisitions, with balances aggregating approximately $12.1 million. The Company believes its cash flows from operations will be sufficient to fund the Company's interest payments on its debt and capital expenditures, which are the Company's principal uses of cash other than the acquisitions of portfolios of subscriber accounts.

          Net cash used in operating activities for the six months ended December 31, 1996 was $3,762,088. A net loss of $5,681,556 including noncash transactions totaling $3,684,074, accounted for $1,997,482 of the cash used in operating activities. The noncash transactions are as follows: (i) depreciation and amortization of $2,027,790;
(ii) compensation expense - options/employment agreements of $967,284; and (iii) consulting fees through the issuance of warrants of $689,000. Other significant changes included changes in accounts receivable, inventory, prepaid expenses and other current assets, accrued expenses, and deferred revenues totaling $1,842,178. The increase in accounts receivable of $323,627 was primarily due to the increase in monthly monitoring and service billings, as a result of the acquisition of approximately 8,000 subscriber accounts during the past twelve months. Increases in product sales of personal emergency response systems (PERS) to both private label wholesalers and home healthcare agencies, resulted in higher accounts receivable too. The provision for doubtful accounts increased to $399,792 at December 31, 1996, from $327,072 at June 30, 1996. The increase reflects an increase in the Company's average subscriber base and the Company's willingness to work with subscribers experiencing credit difficulties in order to maintain long-term subscriber relationships. The increase in inventory of $212,477 is attributable to an increase in future orders for PERS by both private label wholesalers and home healthcare agencies. Prepaid expenses and other current assets increased by $289,897. The decrease in accrued expenses of $1,149,015 was primarily due to liabilities accrued at June 30, 1996, in connection with obtaining the line of credit and the sale of preferred stock, being paid from the proceeds of such refinancing. Accrued assimilation costs amortized over the six months and a decrease in the balance of an accrued litigation settlement accounted for the balance of the decrease in accrued expenses. Deferred revenues increased by $132,838 due to the acquisition of approximately 8,000 monitoring contracts over the past twelve months.


       Net cash used in investing activities for the six months ended December 31, 1996 was $1,531,593. The purchases of monitoring contracts (including purchase holdback payments) accounted for $1,201,926 of the cash used in investing activities. Other investing activity included the purchase of property and equipment of $352,667, which was offset by the proceeds from the sale of equipment of $23,000.


           Net cash provided by financing activities was $3,744,538 for the six months ended December 31, 1996. Proceeds from the exercise of stock options and warrants totaled $443,500. Net proceeds received from the line of credit and the preferred stock issuance totaling $18,460,312 were used primarily to pay off notes payable totaling $12,072,668, prepayment fees on the early extinguishment of debt of $2,549,708, and the acquisition of monitoring contracts. Principal payments on long-term debt, excluding notes payable paid off with the line of credit and preferred stock proceeds, totalled $3,086,606 were made during the six months ended December 31, 1996.

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

     Item 1. Legal Proceedings - None

     Item 2. Changes in Securities - None

     Item 3. Defaults Upon Senior Securities - None

     Item 4. Submission of Matters to a Vote of Security
Holders - None

     Item 5. Other Information - None

     Item 6. Exhibits and Reports on Form 8-K
          (a) Exhibits -
               (11) Computation of Loss per Common Share
          (b) Report on Form 8-K - Filed on October 24, 1996

                         SIGNATURES

           Pursuant to the requirements of  the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 RESPONSE USA, INC.                               February 13, 1998
 ------------------                               -----------------
      Registrant



By: /s/ Richard M. Brooks
    ---------------------
       Richard M. Brooks
       President, Chief Executive and  Financial Officer
       Principal Financial Officer
       Principal Accounting Officer

By:/s/ Ronald A. Feldman
   ----------------------
       Ronald A. Feldman
       Chief Operating Officer
       Vice President, Secretary
       Treasurer