Form 10QSB
period 1997-12-31
RESPONSE USA INC
filed 1998-02-17
CIK 889087

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-QSB

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1997


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





Indicate by check mark whether the registrant (1) has filed by Section 13 or 15 (d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 5,212,596 shares of $.008 par value common stock as of February 10, 1998.


             Response USA, Inc. and Subsidiaries
                            Index


                                                                    Page

PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Balance Sheets for  December 31, 1997
               and June 30, 1997                                     1-2

          Consolidated Statements of Operations for the Six
               Months and Three Months ended December 31,
               1997 and 1996                                           3

          Consolidated Statement of Stockholders' Equity for
               December 31, 1997                                       4

          Consolidated Statements of Cash Flows for the Six
               Months and Three Months ended December 31, 1997
               and 1996                                              5-8

          Notes to Consolidated Financial Statements                9-13

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations         14-18

PART II. OTHER INFORMATION                                         19-21



                   RESPONSE USA, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

					                                          December 31,   		June 30,
					                                             	1997	         	1997
                                               ------------     ---------
                                         						(Unaudited)
                       ASSETS
                       ------
CURRENT ASSETS
     Cash					                                    	$429,379 	    	$698,551
     Marketable securities					                     	18,750         75,000
     Accounts receivable - Current portion
         Trade - Net of allowance for
          doubtful accounts of $415,568 and
          $437,208, respectively 			           			1,488,314      1,443,203
         Net investment in sales-type leases					   	79,784         89,124
     Inventory					                              	1,069,388        798,814
     Prepaid expenses and other current assets						721,589      		271,087
								                                          ----------     ----------
                Total current assets					        	3,807,204 	   	3,375,779
								                                          ----------     ----------
MONITORING CONTRACT COSTS - Net of accumulated
 amortization of $6,548,118 and $5,217,345,
 respectively					                              	18,583,839    	18,433,133
								                                         -----------    -----------
PROPERTY AND EQUIPMENT - Net of accumulated
 depreciation and amortization of $2,614,088
 and $2,363,067, respectively				               		1,565,627     	1,512,077
								                                         -----------    -----------
OTHER ASSETS
     Accounts receivable - Noncurrent portion
         Trade 					                                	25,159       		49,046
         Net investment in sales-type leases					  	159,998 	     	179,752
     Deposits					                                  	51,505       		45,310
     Investment in joint venture					            	2,804,974 	   	3,139,484
     Deferred compensation expense					            	487,500      		892,500
     Deferred financing costs - Net of
      accumulated amortization of $857,841
      and $254,654, respectively                 	3,015,935     	3,612,727
                                                 -----------    -----------
													                                    	6,545,071 	   	7,918,819
								                                         -----------    -----------
					                                          	$30,501,741  		$31,239,808
								                                        ============   ============

								            See notes to consolidated financial statements

                      RESPONSE USA, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

					                                          	December 31,	    	June 30,
                                             						1997           		1997
                                                ------------     ----------
                                          						(Unaudited)
     LIABILITIES AND STOCKHOLDERS' EQUITY
					------------------------------------

CURRENT LIABILITIES
     Current portion of long-term debt
         Notes payable					                       	$121,035     		$100,329
         Capitalized lease obligations					         	49,990 	      	57,453
     Accounts payable - Trade					                 	814,871 	     	556,205
     Purchase holdbacks					                       	667,958      		415,765
     Accrued expenses and other current
         liabilities					                        	1,187,432 	   	1,288,332
     Deferred revenue 					                      	1,999,472    		1,981,500
								                                         -----------    -----------
                Total current liabilities					   	4,840,758    		4,399,584
								                                         -----------    -----------
LONG-TERM LIABILITIES - Net of current portion
      Long-term debt
         Notes payable					                     	14,658,422   		12,435,287
         Capitalized lease obligations					         	60,458       		85,435
      Deferred compensation expense					         	1,950,000    		2,550,000
								                                         ----------     -----------
					                                           	16,668,880 	  	15,070,722
								                                         ----------     -----------
COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY
 Preferred stock - Series A - Par value $1,000;
  Series B - Par value $.01
  Authorized 250,000 shares
  Series A issued and outstanding 6,890 shares
  - June 30, 1997 and 5,301 shares -
  December 31, 1997			                         			6,208,178     	7,757,783
  Series B issued and outstanding 3069.58			          			31
 Common stock - Par value $.008
  Authorized 37,500,000 shares
  Issued and outstanding 1,769,736 shares -
  June 30, 1997 and 2,212,596 shares -
  December 31, 1997					                            	17,701        	14,158
 Additional paid-in capital					                	38,174,874    	35,439,510
 Unrealized holding losses on available-for-
  sale securities					                             	(56,250)
 Accumulated deficit					                      	(35,352,431)  	(31,441,949)
								                                        ------------   ------------
					                                            	8,992,103 	  	11,769,502
								                                        ------------   ------------
					                                          	$30,501,741 	 	$31,239,808
								                                        ============   ============

                    See notes to consolidated financial statements

                       RESPONSE USA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

				                               	Six Months            	 Three Months
                                 Ended December 31,       Ended December 31,
                             		  1997      		1996         1997	      	1996
															               ----------   ----------   --------   --------
OPERATING REVENUES
     Product sales				       	$1,345,905 		$1,278,042 		$683,059 		$621,914
     Monitoring and service				5,168,020  		4,707,931 	2,582,982 	2,321,692
                               ---------    ---------  ---------  ---------
				                          	6,513,925 	 	5,985,973		3,266,041		2,943,606
															                ---------    ---------  ---------  ---------
COST OF REVENUES
     Product sales				          	801,818    		872,995 	 	403,376  		421,460
     Monitoring and service				1,453,053  		1,325,919  		684,314  		669,941
                               ---------    ---------   --------   --------
				                          	2,254,871  		2,198,914 	1,087,690 	1,091,401
															                ---------    ---------  ---------  ---------
GROSS PROFIT				              	4,259,054  		3,787,059		2,178,351 	1,852,205
															                ---------    ---------  ---------  ---------
OPERATING EXPENSES
 Selling, general and
  administrative			          		3,326,454  		3,576,950		1,710,819		2,063,919
 Compensation - Options/
  Employment contracts				     	(195,000)	   	967,284 	 	255,000  		104,784
 Depreciation and
  amortization				            	1,701,846  		1,335,812 	 	864,307 	 	673,093
 Interest				                 	1,316,189   	1,048,919   	672,409   	545,449
                               ---------    ---------   --------   --------
				                          	6,149,489 	 	6,928,965		3,502,535 	3,387,245
                               ---------    ---------  ---------  ---------
LOSS FROM OPERATIONS				     	(1,890,435)		(3,141,906)(1,324,184)(1,535,040)

OTHER INCOME
 Interest income				              	3,162      	10,058     	1,454     	2,119
 Joint venture loss				        	(247,011)	            		(116,873)
                              -----------   ---------  ----------  ---------
				                           	(243,849)	    	10,058 		(115,419)   		2,119
															               -----------   ---------  ----------  ---------
LOSS BEFORE EXTRAORDINARY
 ITEM				                    	(2,134,284)		(3,131,848)(1,439,603)(1,532,921)

EXTRAORDINARY ITEM
 Loss on debt extinguishment						         	2,549,708
                              -----------  ----------  ---------  ----------
NET LOSS					                 (2,134,284)  (5,681,556)(1,439,603)(1,532,921)

Dividends and accretion
 on preferred stock					      (1,776,197)  (6,343,727)(1,440,925) 	(218,178)
															               -----------  ----------  ---------  ---------
NET LOSS APPLICABLE TO COMMON
  SHAREHOLDERS				          	($3,910,481)($12,025,283)($2,880,528)($1,751,099)
															               ==========   ==========  ==========  ==========
Loss per common share
 Loss before extraordinary
   item			                     		($0.98)	     	($2.34)	   	($0.65)	  	($1.12)
 Extraordinary item				           	0.00 	      	(1.91)	     	0.00 	    	0.00
                                 ------        -------     -------     ------
 Net loss		                   			($0.98)	     	($4.25)	   	($0.65)	  	($1.12)
                                 ======        ======      =======     ======
 Net loss applicable to
  common shareholders			       		($1.80)	     	($9.00)	   	($1.31)  		($1.28)
                                 =======       =======     =======     ======
Weighted average number of
  shares outstanding	 			     	2,169,597    	1,336,851 		2,201,098		1,369,427
                               =========     =========   =========  =========

                    See notes to consolidated financial statements

                       RESPONSE USA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)
													                                                               		              Unrealized
         															                                                                             Holding
                      				Preferred Stock		Preferred Stock             								             Losses on
			                         	Series - A		    	Series - B	  		Common Stock		 	  Additional		 Available-
                      				Number		         	Number		      	Number		        	    Paid-In		   For-Sale 	Accumulated
                     				of Shares	Amount		of Shares	Amt		 of Shares	 Amount		  Capital		   Securities		Deficit		      Total
                          -----   ---------  ----   ----  --------   -------   ----------   -------   -----------    ----------
Balance - June 30, 1997
 (see Note 5)		          	6,890  $7,757,783     - 	 $ -	  1,775,292  $14,202  $35,439,466 	$    -	   $(31,441,949)	 $11,769,502

Exercise of stock
 options 									                                          	23,639     	189 		   165,240 						                        165,429

Exercise of warrants
 to lender						                           	3069.58  	31  		107,263     	858 		      (889)						                              0

Discount on and
 deemed dividends on
 preferred stock				              	370,545 											                                                   (370,545)	           0

Conversion of
 preferred stock			    	(1,000) (1,125,000) 				           	300,000   	2,400 		 1,272,600 				           (150,000)		          0

Redemption of
 preferred stock	 	      	(589)  	(795,150) 														                                                             (795,150)

Issuance of warrants
 to preferred
 shareholders													                                                      1,255,653 				         (1,255,653) 		         0

Issuance costs
 incurred in connection
 with the preferred
 stock settlement													                                                    (16,081)						                        (16,081)

Acquisitions 									                                       	5,068      	41 		    48,896 						                         48,937

Employee bonus									                                      	1,334      	11 		     9,989 						                         10,000

Unrealized holding
 losses on available-for-
 sale securities															                                                            (56,250)		                   (56,250)

Net loss				               	               		               	               		               	         (2,134,284) 	 (2,134,284)
																			       -----   ---------  -------  --  ---------   ------   ----------   ------     ----------     ---------
Balance-December 31,1997  5,301  $6,208,178 	3069.58 $31 	2,212,596  $17,701 	$38,174,874 $(56,250)  $(35,352,431) 	 $8,992,103
						                    =====   =========  =======  ==  =========   ======   ==========   ======     ==========     =========



                   See notes to consolidated financial statements

                      RESPONSE USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

					                                         	Six Months Ended December 31,
                                             						1997           		1996
                                                 --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss						                             ($2,134,282)	   	($5,681,556)
   Adjustments to reconcile net loss
    to net cash used in operating
     activities
   Amortization of monitoring contract costs				1,330,770      		1,085,825
   Depreciation and amortization of
    property and equipment					                  	283,574         	249,989
  (Gain)Loss on sale of property and equipment	 			(2,489)          	8,319
   Amortization of deferred financing costs
    and debt discount					                       	603,187         	691,978
   Amortization of goodwill			                  			87,500
   Loss on joint venture				                    		247,011
   Issuance of common stock and warrants
    for consulting fees						                                    		689,000
   Compensation expense (benefit) in connection
    with the issuance of stock options and
    employment contracts					                   	(195,000)        	967,284
  (Increase) decrease in accounts receivable
    Trade					                                   	(21,223)       	(312,620)
    Net investment in sales-type leases					      	29,093         	(11,007)
   Increase in inventory					                   	(270,574)       	(212,477)
   Increase in prepaid expenses and other
    current assets					                         	(428,690)       	(289,897)
   Decrease in deposits					                       	2,180           	1,895
   Increase in accounts payable - Trade					      	45,672          	67,356
   Increase (decrease) in accrued expenses
    and other current liabilities					             	2,433      	(1,149,015)
   Increase in deferred revenues					             	17,973         	132,838
								                                         ---------       ----------
  	Net cash used in operating activities				    	(402,865)     	(3,762,088)
								                                         ---------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of monitoring contracts
    (net of purchase holdbacks)					          	(1,060,684)     	(1,201,926)
   Proceeds from the sale of property
    and equipment							                                           	23,000
   Purchase of property and equipment				      		(264,082)       	(352,667)
								                                        ----------       ----------
  	Net cash used in investing activities				  	(1,324,766)	    	(1,531,593)
								                                        ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from the issuance of
    preferred stock							                                      	7,500,000
   Redemption of preferred stock					           	(795,150)
   Costs incurred in connection with the
    preferred stock issuance					                	(16,081)     	(1,012,449)
   Deferred financing costs incurred					         	(6,396)         	22,761
   Proceeds from long-term debt
    Notes payable					                         	2,597,711      	11,950,000
   Principal payments on long-term debt
    Notes payable					                          	(424,426)    	(15,116,701)
    Capitalized lease obligations					           	(32,441)        	(42,573)
   Net proceeds from the exercise of stock
    options and warrants					                    	135,241         	443,500
								                                        ----------      -----------
  	Net cash provided by financing activities				1,458,458 	     	3,744,538
								                                        ----------      -----------
NET DECREASE IN CASH					                       	(269,173)	    	(1,549,143)

CASH - BEGINNING					                            	698,552	      	1,926,766
								                                        ----------      ----------
CASH - ENDING					                              	$429,379 	      	$377,623
								                                        ==========      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    Cash paid during the year for interest					 	$669,754       		$440,812
    Cash paid during the year for income taxes		      --		             ---




                    See notes to consolidated financial statements


                                       -6-
             RESPONSE USA, INC. AND SUBSIDIARIES
                   STATEMENT OF CASH FLOWS

Supplemental Disclosures of Noncash Investing and Financial Activities

     During the six months ended December 31, 1996 and 1997, long-term notes payable of $51,363 and $70,552, respectively, were incurred for the purchase of property and equipment. In July 1996, capitalized lease obligations of $143,100 were incurred for the acquisition of property and equipment.

     During the six months ended December 31, 1996, convertible subordinated promissory notes of $50,000 were converted to common stock. As a result, the Company reduced deferred financing costs and additional paid-in capital in the amount of $5,068.

     During the six months ended December 31, 1996, the Company recorded accretion to preferred stock in the amount of $5,895,000 with a corresponding charge to accumulated deficit. The accretion represents the intrinsic value of the beneficial conversion feature contained within the preferred stock.

     During the six months ended December 31, 1996 and 1997, the Company recorded deemed dividends and accretion on such deemed dividends totaling $448,727 and $185,272, respectively, in connection with the preferred stock issuance, with a corresponding charge to accumulated deficit.

     During the six months ended December 31, 1996 and 1997, $610,000 and $1,000,000 of preferred stock, and $8,738 and $100,000 in deemed dividends were converted into 63,446 and 300,000 shares of common stock, respectively.

     During the six months ended December 31, 1997, the Company recorded additional paid-in capital of $1,255,653, with a corresponding charge to accumulated deficit, to reflect the fair value of the additional warrants issued to the preferred shareholders (see Note 4).

     During the six months ended December 31, 1996, the Company increased the put obligation payable associated with warrants issued to the Company's lender and the corresponding charge to deferred financing costs by $856,703, in connection with the refinancing at June 30, 1996. On June 24, 1997, the Company, in return for the holder of the warrants forgiving the put obligation feature, reduced the exercise price of such warrants from $9.75 to $4.50. On August 13, 1997, the Holder exercised the warrants and received 107,263 shares of common stock and blank check preferred stock convertible into 102,319 shares of common stock (see Note 3).

     During the six months ended December 31, 1997, the Company increased monitoring contract costs and the corresponding transition costs liability (included in accrued expenses and other current liabilities) in the amount of $119,665.

     During the six months ended December 31, 1997, the Company issued 4,834 shares of its common stock, valued at $48,938, in connection with an acquisition (see Note 2).

     During the six months ended December 31, 1997, the Company issued 2,900 shares of its common stock and canceled 2,666 shares of its common stock pursuant to guarantees of stock valuations, in connection with past acquisitions of monitoring contracts.

     During the six months ended December 31, 1996, the Company reduced amounts receivable and recorded monitoring contract costs in the amount of $154,570, in connection with the purchase of monitoring contracts.

             RESPONSE USA, INC. AND SUBSIDIARIES
             STATEMENT OF CASH FLOWS (continued)

Supplemental Disclosures of Noncash Investing and Financial
Activities (continued)

     During the six months ended December 31, 1996, the Company reduced monitoring contracts and the corresponding purchase holdbacks in the amount of $108,764.

     During the six months ended December 31, 1997, the Company issued 1,334 shares of its common stock, valued at $10,000, as an employee bonus.

                   RESPONSE USA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. Basis of Presentation

     The accompanying interim balance sheet as of December 31, 1997, and the related statements of operations, stockholders' equity and cash flows have been prepared by management of the Company and are in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, comprising normal recurring accruals necessary for a fair presentation of the results of the Company's operations, are included.

     Certain amounts in the 1996 quarterly and six month financial statements have been reclassified to conform to the 1997 presentation.

     These financial statements should be read in conjunction with the Company's annual financial statements.


2. Acquisitions and Pending Acquisitions

     Acquisitions
     ------------
          During the six months ended December 31, 1997, the Company purchased monitoring contracts for an aggregate of $1,481,479. As consideration, the Company paid $1,091,613 in cash, including acquisition and assimilation costs of $153,917, issued 4,834 shares of the Company's common stock valued at $48,938, and recorded purchase holdbacks of $340,928 (which are payable over periods of up to eighteen months based on performance guarantees of the seller).

     Pending Acquisitions
     --------------------
     On September 30, 1997, the Company, entered into an agreement with Triple A Security Systems, Inc. ("Triple A"), a Pennsylvania corporation, and Robert L. May, an individual, to acquire substantially all of the assets of Triple A Security Systems, Inc. Triple A is engaged in the installation, servicing and monitoring of electronic security systems. On February 11, 1998, the Company acquired Triple A. In consideration of the acquisition of approximately 14,000 subscriber accounts, the Company paid Triple A an aggregate of $14,011,709, consisting of $10,000,000 in cash and $2,995,073 in shares of its common stock; additionally the Company will assume certain liabilities totaling $1,016,636.

     In October 1997, the Company entered into an agreement to acquire all of the outstanding stock of The Jupiter Group, Inc., dba Triple A Patrol ("Jupiter"), a patrol service company. Jupiter's patrol services are principally supplied in areas in which the Company believes that Triple A is a substantial provider of security systems services. The patrol service supplements the Company's alarm monitoring service by providing routine patrol of a subscriber's premises and neighborhood, response to alarm system activations and "special Watch" services, such as picking up mail and newspapers and increased surveillance when the customer is on vacation. On February 11, 1998, the Company acquired Jupiter. In consideration of the acquisition, the Company issued 161,051 shares of its common stock, valued at $1,046,828.

     In February 1998, the Company entered into an agreement to acquire all of the outstanding stock of O.E.C., Inc. ("O.E.C."), a Massachusetts corporation. O.E.C. provides technological support services to help elderly or medically-at-risk individuals live independently, without the need of supervised care, through the use of personal emergency response systems (PERS). In consideration of the acquisition of approximately 2,500 subscriber accounts, the Company will pay O.E.C. an aggregate of approximately $1.8 million, consisting of $1,200,000 in cash, a note payable in the amount of $200,000 payable over two years, and $400,000 in shares of its common stock.

                      RESPONSE USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. LONG-TERM NOTES PAYABLE

          Line of Credit Agreement
          ------------------------
          Note payable with interest only due through June
          30, 2000 at prime plus 1-3/4% on the outstanding
          loan balance; a commitment fee of .5% is payable
          on the average daily unused credit; collateralized
          by all assets of the Company                         $ 14,410,000

          Equipment Financing
          -------------------
          Payable in monthly installments aggregating
          $5,982 including interest at rates ranging from
          2.94% to 11.83%; final payments due October,
          1998 through August, 2002; collateralized by
          related equipment                                         157,791

          Reorganization Debt
          -------------------
          As part of the 1990 plan of reorganization of a
          1987 bankruptcy, the U.S. Bankruptcy Court
          approved a 30.5% settlement on the total
          unsecured claims submitted; payments are due
          March 1 of each year, as follows: 3% ($86,817)
          each year -- 1998 through 2000; interest imputed
          at 14%; net of imputed interest of $58,894                201,557

          Federal priority tax claims payable in annual
          installments of $2,211 through March, 1999, and
          $1,896 thereafter                                          10,109
                                                                 ----------
                                                                 14,779,457
          Less Current Portion                                      121,035
                                                                 ----------
                                                                $14,658,422
                                                                 ==========


     On June 30, 1996, the Company entered into a four-year $15,000,000 revolving bank line of credit agreement, which was increased to $15,500,000 on January 14, 1998 and increased to $18,000,000 on February 13, 1998 (see below). Loans outstanding bear interest at prime plus 1-3/4%, are collateralized by all assets of the Company, and are subject to certain restrictive covenants. The agreement also provides for a commitment fee payable monthly in arrears, of
 .5% based on the average daily-unused credit. As of December 31, 1997 and February 13, 1998, the Company has available on its revolving credit facility the amount of $590,000 and $2,590,000, respectively.

     On June 30, 1996, in connection with obtaining a line of credit, the Company issued a stock purchase warrant (the
Warrant) to an affiliate of the bank which provided the line of credit. The terms of this Warrant, which were subsequently modified (see below), included the following:
(i) number of shares, 344,045; (ii) exercise price, $9.75 per share; (iii) expiration date, June 30, 2006; and (iv) put obligation feature, which the Holder of the warrant can require, during the period between July 1, 2000 and June 30, 2001 upon 10 days notice, the Company to purchase the Warrant for the difference between the market price of the Company's common stock and the exercise price times 344,045 shares.

     On June 24, 1997, the Company, in return for the holder of the Warrant forgiving the put obligation feature, reduced the exercise price of the Warrant to $4.50.

                      RESPONSE USA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. LONG-TERM NOTES PAYABLE (CONTINUED)

     On August 13, 1997 the Holder exercised the Warrant and received 107,263 shares of common stock and blank check preferred stock convertible into 102,319 shares of common stock, taking advantage of its noncash conversion feature whereby the number of shares issued was reduced from 344,045 to 209,582 and no cash was paid by the Warrant holder.

     On October 1 and November 13, 1997, Mellon Bank amended certain financial covenants in the Loan and Security Agreement dated June 30, 1996, as follows: (i) ratio of cash flow to interest expense; (ii) ratio of senior funded debt to cash flow; (iii) net income (loss); and (iv) capital expenditures.

     On February 13, 1998, the Company entered into an amended and restated Loan and Security Agreement with Mellon Bank, N.A. increasing the Credit Line to $18,000,000. Pursuant to the restated Loan and Security Agreement, the amended amortization on the outstanding loan balance is interest only for one year, and the reduction of principal in the amount of $250,000 per quarter, thereafter. In connection with the Company's amended and restated Loan and Security Agreement, the Company issued 40,000 shares of its common stock to APT Holdings Corporation (an affiliate of Mellon Bank, N.A.).

4. PREFERRED STOCK

     During July, 1997, 1,000 shares of Series A Preferred
Stock and deemed dividends with a total book value of $1,125,000 were converted into 300,000 shares of the Company's common stock. As a result, the Company recorded common stock of $2,400, additional paid-in capital of $1,272,600, charged accumulated deficit $150,000, and reduced the preferred stock account for $1,125,000, which included a reduction of the discount on the outstanding preferred stock in the amount of $25,000.

     During the six months ended December 31, 1997, deemed convertible preferred stock dividends totaling $296,921 were recorded relating to the preferred shares. As a result of the beneficial conversion feature contained within the preferred stock dividend, the Company recorded a discount on preferred stock in the amount of $73,624.

     Prior to June 30, 1997, certain holders of the Preferred Stock commenced litigation against the Company, challenging, among other things, the Company's decision to suspend conversion rights and seeking, among other things, specific performance under the Certificate of Designations to convert their Preferred Stock to Common Stock of the Company. The Company reached an agreement, which was subsequently amended pursuant to an amendment dated November 30, 1997 (as amended, the "Settlement Agreement") with the holders (the "Holders") of the Preferred Stock (other than Halifax Fund, LP ("Halifax")), pursuant to which the Holders agreed to refrain from all conversions of the Preferred Stock for specified periods, and the Company agreed to issue to the Holders of the Preferred Warrants as described below and to amend the terms of the Preferred Stock by the filing of an Amended Certificate of Designation (the "Amendment").

     Pursuant to the terms of the Settlement Agreement, on June 26, 1997, each Holder received 5,000 Preferred Warrants for each 100 shares of Preferred Stock held as of June 26, 1997, an aggregate of 114,833 Preferred Warrants. The
Preferred Warrants, which are not redeemable by the Company, are exercisable at a price per share of $6.00 and entitle the holder thereof to purchase one share of Common Stock per Preferred Warrant. Of such Preferred Warrants, 50% are exercisable after June 30, 1998 and the remaining 50% of the Preferred Warrants are exercisable after June 30, 1999. The Preferred Warrants expire after June 30, 2006. In connection with the amendment executed on November 30, 1997, each Holder received an additional 7,500 Warrants (the "Additional Warrants") for each 100 shares of Preferred Stock held as of November 30, 1997, an aggregate of 147,250 Additional Warrants. The Additional

                    RESPONSE USA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. PREFERRED STOCK  (CONTINUED)

Warrants, which are redeemable by the Company, are exercisable at a price per share of $10.125 and entitle the holder thereof to purchase one share of Common Stock per Additional Warrant. Of such Additional Warrants, fifty percent (50%) are exercisable after December 1, 1998 and fifty percent (50%) are exercisable after December 1, 1999.
The Additional Warrants expire after November 30, 2007.

     In consideration of the issuance of the Preferred Warrants as amended, and subject to the terms and conditions set forth in the Settlement Agreement, each Holder agreed
(a) to give its proxy and its consent in favor of the Amendment and (b) to refrain from any and all conversions of such Holder's Preferred Stock, pursuant to the terms of the original Certificate of Designation, until the earlier of February 12, 1998 or upon the occurrence of defaults on certain dates. On February 10, 1998, all outstanding shares of 1996 Series A Preferred Stock were redeemed.


5. COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

     In January 1998, the Board of Directors and
Stockholders authorized and approved a one-for-three reverse stock split (the "Reverse Stock Split"). The Reverse Stock Split became effective on the 9th of January 1998. The Reverse Stock Split reduced the number of issued and outstanding shares of common stock from 6,637,787 to 2,212,596. The Company recorded additional paid-in capital of $35,402 and reduced common stock for the same amount. The Company amended its Certificate of Incorporation to increase the authorized number of shares of Common Stock from 12,500,000 to 37,500,000. The financial statements give effect to this transaction effective as of July 1, 1997.

     During the six months ended December 31, 1997, the following stock options were exercised: (i) 2,734 nonqualified stock options with an exercise price of $.30; (ii) 20,571 nonqualified stock options with an exercise price of $7.875; and (iii) 334 incentive stock options with an exercise price of $7.875. As a result, the Company recorded common stock of $189 and additional paid-in capital of $165,240.

     During the six months ended December 31, 1997, the Company issued 4,834 shares of its common stock, valued at $48,937, in connection with an acquisition (see Note 2).

     During the six months ended December 31, 1997, the Company issued 2,900 shares of its common stock and canceled
2,666 shares of its common stock pursuant to a guarantee of stock valuation in connection with past acquisitions.

     During the six months ended December 31, 1997, the Company issued 1,334 shares of its common stock, valued at $10,000, as an employee bonus.

The following is a summary of stock option activity:


                                Number      Option Price    Weighted Average
                               of Shares   Per Share(Range)  Exercise Price
                              ----------   ---------------- ----------------
Options outstanding
  at June 30, 1997               679,655     $.03 - $13.35        $2.06
Options granted                     --       $    --              $  --
Options exercised                (23,639)    $.30 - $7.875        $7.00
Options canceled or expired         --       $    --              $  --
                                ---------     ------------        -------
Options outstanding
  at December 31, 1997           656,016     $.03 - $13.35        $1.88
                                =========     ============         =====
Options exercisable
 at December 31, 1997            656,016     $.03 - $13.35         $1.88
                                =========     ============         =====

                       RESPONSE USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (CONTINUED)

The following is a summary of warrant activity:

                                            Number         Exercise Price
                                           of Shares          Per Share
                                          ----------       ---------------
Warrants outstanding at June 30, 1997      1,722,222       $4.50 - $24.00
Warrants granted to preferred shareholders   147,250               $10.13
Warrants exercised in connection with
 refinancing                                (209,583)               $4.50
Warrants canceled in connection with
 refinancing                                (134,462)               $4.50
                                           ----------       --------------
Warrants outstanding at December 31, 1997  1,525,427       $6.00 - $24.00
                                           ==========       ==============

6. COMMITMENTS AND CONTINGENCIES

     The Company has employment contracts with certain key personnel of USS for terms expiring March, 1999. The contracts provide for initial base salaries aggregating $240,000 which are subject to incremental increases as determined by the Board of Directors. Additional compensation is due provided the following conditions are realized: (i) if the Company increases its net alarm system subscriber accounts by at least 10,000 accounts before March 1999, the Company shall pay each employee $1.0 million less the gross proceeds from the sale or exercise of their options; (ii) if the Company increases its net alarm system subscriber accounts by at least 15,000 accounts before March, 1999, the Company shall pay each employee $1.5 million less the gross proceeds from the sale or exercise of their options; (iii) any increases in net alarm systems between 10,000 and 15,000 accounts shall entitle certain employees to a pro rated amount between $1.0 million and $1.5 million as determined in provisions (i) and (ii) above. At December 31, 1996 and 1997 the increase in net alarm systems exceeded 15,000 accounts. As a result, the Company recorded compensation expense (benefit) and a deferred compensation liability at December 31, 1996 and 1997 of $825,000 and $(195,000), respectively. Increases in the Company's stock price result in a decreasing obligation on behalf of the Company and also are the cause for the compensation benefit in 1997.

     The Company entered into a one-year renewable consulting agreement commencing on February 1, 1998, with a director of the Company, in which the director of the Company will receive $4,000 per month in consideration for providing certain consulting services to the Company.



7. SUBSEQUENT EVENTS

     In October, 1997, the Company filed a Form SB-2 Registration Statement under the Securities Act of 1933, offering 3,000,000 shares of Common Stock, par value $.008 per share. The Company has granted the Underwriters a 45-day option to purchase up to an additional 450,000 shares of Common Stock solely to cover over-allotments, if any.
In connection with the offering, the Underwriters received warrants to purchase up to an aggregate of 300,000 shares of Common Stock, at an exercise price of $9.10, from the Company.

     On February 10, 1998, the Company received net proceeds from such offering of approximately $17.3 million, after payment of estimated expenses in connection with the offering,. The net proceeds from the sale of Stock was used for the acquisition of Triple A (see Note 2), and the reduction of amounts outstanding under the Credit Line, which were subsequently used to redeem the Company's 1996
Series A Preferred Stock.

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

General Overview

      The Company is a fully-integrated security systems provider engaged in the monitoring, sale, installation, and maintenance of residential and commercial security systems and personal emergency response systems ("PERS"). The Company is a regional provider of security alarm monitoring services for residential and small business subscribers operating in the states of New York, New Jersey, Pennsylvania, Delaware, and Connecticut. The Company is also a nationwide provider of PERS products which enable individual users, such as elderly or disabled persons, to transmit a distress signal using a portable transmitter.

      The Company's electronic security systems business utilizes electronic devices installed in businesses and residences to provide (i) detection of events such as intrusion or fire, (ii) surveillance, and (iii) control of access to property. The monitoring station personnel verify the nature of the emergency and contact the appropriate emergency authorities in the user's area. In some instances, commercial customers may monitor these devices at their own premises or the devices may be connected to local fire or police departments. The products and services marketed in the electronic security services industry range from residential systems that provide basic entry and fire protection to more sophisticated commercial systems.

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

Liquidity and Capital Resources

          On June 30, 1996 through July 3, 1996, the Company completed a restructuring of its long-term debt. The Company obtained a $15 million revolving credit facility from Mellon Bank, N.A., which was increased to $15.5 million on January 14, 1998 and increased to $18 million on February 13, 1998 (see below), and issued $7.5 million of its 1996 Series A Convertible Preferred Stock to institutional and individual domestic and foreign investors. The proceeds of the financing were utilized to repay the

                    RESPONSE USA, INC. AND SUBSIDIARIES

Company's existing long-term indebtedness and resulted in a substantial decrease in the Company's borrowing costs. The restructuring resulted in an extraordinary charge of $2,549,708 for early extinguishment of debt in Fiscal 1997. As of December 31, 1997 and February 13, 1998, the Company has available on its revolving credit facility the amount of $590,000 and $2,590,000, respectively. The credit facility bears interest at the Prime Rate, plus 1 3/4%. On February 13, 1998, the Company entered into an amended and restated Loan and Security Agreement with Mellon Bank, N.A. increasing the Credit Line to $18,000,000. Pursuant to the restated Loan and Security Agreement, the amended amortization on the outstanding loan balance is interest only for one year, and the reduction of principal in the amount of $250,000 per quarter, thereafter. The increase in the line of credit was conditional upon net proceeds received, after the redemption of preferred shareholders and expenses, from the planned secondary offering (see Note 3 of Notes to Consolidated Financial Statements). The Company's working capital decreased by $9,749 from a working capital deficiency of $1,023,805 at June 30, 1997, to a working capital deficiency of $1,033,554 at December 31, 1997. The Company believes its cash flows from operations will be sufficient to fund the Company's interest payments on its debt and capital expenditures, which are the Company's principal uses of cash other than the acquisitions of portfolios of subscriber accounts.

     Net cash used in operating activities for the six months ended December 31, 1997 was $402,865. A net loss of $2,134,282 including noncash transactions totaling
$2,354,553, provided cash from operating activities in the amount of $220,271. The noncash transactions are as follows:
(i) depreciation and amortization of $2,305,031; (ii) compensation benefit in connection with employment agreements of $195,000; (iii) a loss on joint venture of $247,011; and (iv) a gain on sale of equipment of $2,489.
Cash used in operating activities included changes in inventory, and prepaid expenses and other current assets totaling $699,264. The increase in inventory of $270,574 is primarily attributable to the purchase of WanderWatch systems, a monitoring device designed to provide around-the-clock monitoring of patients that suffer from Alzheimer's disease and other diseases or injuries which may involve memory loss, in preparation of the anticipated distribution of this new product. Prepaid expenses and other current assets increased by $428,690, due primarily to expenditures in connection with the secondary offering and security deposits on pending acquisitions.

       Net cash used in investing activities for the six months ended December 31, 1997 was $1,324,766. Purchases of monitoring contracts (including purchase holdback payments) accounted for $1,060,684 of the cash used in investing activities. Other investing activity included the purchase of property and equipment of $264,082 (including equipment used for rentals in the amount of $126,050).

           Net cash provided by financing activities was $1,458,458 for the six months ended December 31, 1997. Proceeds from the exercise of stock options and warrants totaled $135,241. Net proceeds received from a line of credit of $2,175,000 were used primarily for the acquisition of monitoring contracts, and expenses incurred in connection with the secondary offering. Costs incurred in connection with the prior years refinancing totaled $22,477. Principal payments on long-term debt totaling $56,867 were made during the six months ended December 31, 1997.

          The Company has no material commitments for capital expenditures during the next twelve months and believes that its current cash and working capital position and future cash flow from operations will be sufficient to meet its working capital needs for twelve months.

     In October, 1997, the Company filed a Form SB-2 Registration Statement under the Securities Act of 1933, offering 3,000,000 shares of Common Stock, par value $.008 per share. The Company has granted the Underwriters a 45-day option to purchase up to an additional 450,000 shares of Common Stock solely to cover over-allotments, if any. In connection with the offering, the Underwriters will receive warrants to purchase up to an aggregate of 300,000 shares of Common Stock, at an exercise price of $9.10, from the Company. On February 10, 1998, the Company received net proceeds from such offering of

                RESPONSE USA, INC. AND SUBSIDIARIES



Liquidity and Capital Resources (Continued)

approximately $17.3 million, after payment of estimated expenses in connection with the offering,. The net proceeds from the sale of Stock was used for the acquisition of Triple A (see Note 2 of Notes to Consolidated Financial
Statements), and the reduction of amounts outstanding under the Credit Line, which were subsequently used to redeem the Company's 1996 Series A Preferred Stock.

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

     Operating revenues increased by $527,952 or 9% and $322,435 or 11% for the six months and three months ended December 31, 1997 as compared to the same periods ended December 31, 1996. Product sales accounted for an increase of $67,863 or 5% and an increase of $61,145 or 10% for the six months and three months ended December 31, 1997 as compared to the same periods ended December 31, 1996. Sales of electronic security systems increased by approximately $77,000 for the six months ended December 31, 1997 as compared to the same period ended December 31, 1996. This increase was offset by a slight decrease in revenues from the sale of PERS to private label wholesalers and home healthcare agencies totaling approximately $10,000, for the same period. The increase in product sales for the quarter ended December 31, 1997 as compared to the quarter ended December 31, 1996, was due to the increase in sales of PERS to private label wholesalers and home healthcare agencies totaling $30,000, and an increase in sales of electronic security systems of $31,000. The significant growth in monitoring and service revenues of $460,089 or 10% and $261,290 or 11% for the six and three month periods ended December 31, 1997 as compared to the same periods ended December 31, 1996, were due to the acquisition of approximately 5,000 monitoring contracts during the past twelve months and the success of the Company's extended warranty program.

          Gross Profit for the six months ended December 31, 1997 was $4,259,054, which represents an increase of $471,995, or 12%, from the $3,787,059 of gross profit recognized for the comparable period ended December 31, 1996. The increase was due primarily to an increase in monitoring and service revenues, and the success of the extended warranty program, which is concurrent with the increase in the Company's subscriber base. The Gross Profit Margin (GPM), as a percentage of sales, was 63% for the six and three months ended December 31, 1996, as compared to 65% and 67% for the six and three months ended December 31, 1997. The GPM on product sales rose from 32% during the six months ended December 31, 1996 to 40% for the six months ended December 31, 1997. The increase is due to increased revenues derived from the installation of electronic security systems to commercial customers as opposed to residential customers and the utilization of in-house labor in lieu of subcontractors for the installation of electronic security systems. The GPM on monitoring and service revenues remained at 72% for the six month periods ended December 31, 1996 and 1997.

                     RESPONSE USA, INC. AND SUBSIDIARIES

          Selling, general and administrative expenses
(excluding consulting fees resulting from the issuance of warrants in connection with obtaining the line of credit of $689,000 and $583,000 for the six and three months ended December 31, 1996) grew to $3,326,454 and $1,710,819 for the six and three months ended December 31, 1997, which represents increases of $438,504 or 15% and $229,900 or 16%, over selling, general and administrative expenses for the six and three months ended December 31, 1996. Selling, general and administrative expenses, as a percentage of total operating revenues, increased from 48% to 51% for the six months ended December 31, 1996 and 1997, respectively. The slight increase in selling, general and administrative expenses was primarily due to increases in corporate overhead expenses incurred to assimilate newly acquired customers into the Company's customer base, and to support the larger subscriber base. While selling, general and administrative expenses, as a percentage of revenues, increased by 3%, monitoring and service revenues increased by 10% between comparable periods, reflecting efficiencies realized in the Company's corporate offices. The Company anticipates that its current level of selling, general and administrative expenses, as a percentage of sales, will decrease as a result of the Company's operating revenues growing substantially due to increases in monitoring and service revenues from ongoing acquisitions.

          During the six months and three months ended
December 31, 1997 and 1996, the Company recorded a deferred compensation liability (asset) with a corresponding charge
(benefit) to operating expenses in the amount of ($195,000), $255,000, $825,000, and ($37,500), respectively, pursuant to employment contracts (see Note 6 of Notes to Consolidated Financial Statements). Increases in the Company's stock price result in a decreasing obligation on behalf of the Company and also are the cause for the compensation benefits recorded during the six months ended December 31, 1997 and the three months ended December 31, 1996. The Company, in December 1996, granted Non-Qualified Stock Options to employees at an exercise price below market price, as a result the Company recorded compensation expense of $142,284.

      Amortization and depreciation expenses increased by $366,034 or 27% and $191,214 or 28% for the six and three months ended December 31, 1997, as compared to the same periods ended December 31, 1996. This increase in amortization and depreciation expense is the result of the Company's acquisition of approximately 5,000 monitoring contracts and the purchase of property and equipment of approximately $548,000 (including equipment used for rentals) during the past twelve months.

          Interest expense increased by $267,270 or 25%, and $126,960 or 27% for the six and three months ended
December 31, 1997, as compared to the same periods ended
December 31, 1996. The increase in interest expense is due to an increase in borrowings of approximately $5.3 million during the past twelve months, which was used primarily for acquisitions and other capital expenditures.

          On March 4, 1997, the Company entered into a joint venture agreement with BKR, Inc. to acquire a 50% interest in HealthLink Ltd. Healthlink Ltd. subcontracts its production of the HealthLink System to a third-party foreign manufacturer. The HealthLink System, a low cost PERS product, is distributed nationally through retail stores. For the six months ended and quarter ended December 31, 1997, the Company has realized non-cash losses from joint venture of $247,011 and $116,873, respectively.

     The net losses for the six and three months ended December 31, 1997 were $2,134,284 or ($.98) per share based on 2,169,597 shares outstanding; and $1,439,603 or ($.65)
per share based on 2,201,098 shares outstanding; as compared to net losses of $5,681,556 or ($4.25) per share based on 1,336,851 shares outstanding, and $1,532,921 or ($1.12) per share based on 1,369,427 shares outstanding for the six and three months ended December 31, 1996. The net losses applicable to common shareholders (net losses adjusted for dividends and accretion on preferred stock) for the six and three months ended December 31, 1997 were $3,910,481 or ($1.80) per share based on 2,169,597 shares outstanding, and $2,880,528 or ($1.31) per share based on 2,201,098 shares outstanding; as compared to net losses applicable to common

                    RESPONSE USA, INC. AND SUBSIDIARIES
shareholders of $12,025,283 or ($9.00) per share based on 1,336,851 shares outstanding, and $1,751,099 or ($1.28) per share based on 1,369,427 shares outstanding for the six and three month periods ended December 31, 1996, respectively. Earnings before interest, taxes, depreciation and amortization (EBITDA), excluding charges for the loss on debt extinguishment, loss on joint venture, compensation expense - options/employment agreements, and consulting fees from the issuance of warrants were $932,600 and $467,532 for the six months and three months ended December 31, 1997 as compared to $899,109 and $371,286 for the six months and three months ended December 31, 1996.

                   RESPONSE USA, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings - None

     Item 2. Changes in Securities -

             The Company amended its Certificate of Incorporation to increase the authorized number of shares of Common Stock from 12,500,000 to 37,500,000.

             Prior to June 30, 1997, certain holders of the Preferred Stock commenced litigation against the Company, challenging, among other things, the Company's decision to suspend conversion rights and seeking, among other things, specific performance under the Certificate of Designations to convert their Preferred Stock to Common Stock of the Company. The Company reached an agreement, which was subsequently amended pursuant to an amendment dated
             November 30, 1997 (as amended, the "Settlement Agreement") with the holders (the "Holders") of the Preferred Stock (other than Halifax Fund, LP ("Halifax")),pursuant to which the Holders agreed to refrain from all conversions of the Preferred Stock for specified periods, and the Company agreed to issue to the Holders of the Preferred Warrants as described below and to amend the terms of the Preferred Stock by filing ofan Aended Certificate of Designation (the "Amendment"). In connection with the amendment executed on November 30, 1997, each Holder received an additional 7,500 Warrants (the "Additional Warrants") for each 100 shares of Preferred Stock held as of November 30, 1997, an aggregate of 147,250 Additional Warrants. The Additional Warrants, which are redeemable by the Company, are exercisable at a price per share of $10.125 and entitle the holder thereof to purchase one share of Common Stock per Additional Warrant. Of such Additional Warrants, fifty percent (50%) are exercisable after December 1, 1998 and fifty percent (50%) are exercisable after December 1, 1999. The Additional Warrants expire after November 30, 2007.

     Item 3. Defaults Upon Senior Securities - None

     Item 4. Submission of Matters to a Vote of Security Holders -

             An Annual meeting of the Stockholders was held on January 6, 1998. The Stockholders of the Company voted on the following: (i) to elect nine members to the Board of Directors of the Company; (ii) to authorize the Board of Directors of the Company to effect a one-for-three reverse stock split of the issued and outstanding shares

                    RESPONSE USA, INC. AND SUBSIDIARIES

     Item 4. Submission of Matters to a Vote of Security Holders (Continued)-

             of common stock, $.008 par value per share; (iii) to authorize an amendment to the Company's Certificate of Incorporation to amend the terms of the Company's 1996 Series A Convertible Preferred Stock; (iv) to authorize an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of Common
             Stock from 12,500,000 to 37,500,000; (v) to adopt the
             Company's 1997 stock option plan; and (vi) to ratify the selection by the Company of Deloitte & Touche LLP, independent public accountants, to audit the fiancial statements of the Company for the year ended June 30, 1997.

                                          For        Against     Abstain
                                      ----------     -------    ---------
 Election to the Board of Directors -
        Richard M. Brooks              6,161,752         0        434,510
        Ronald A. Feldman              6,161,752         0        434,510
        Robert L. May                  6,161,752         0        434,510
        A. Clinton Allen               6,161,752         0        434,510
        Todd E. Herman                 6,161,752         0        434,510
        Robert M. Rubin                6,161,752         0        434,510
        Stuart Levin                   6,161,752         0        434,510
        Bruce H. Luehrs                6,161,752         0        434,510
        Stuart R. Chalfin              6,161,752         0        434,510

 One-for-three reverse stock split
  of the outstanding shares of
  common stock                         6,116,177      63,368      409,042

 Amend the terms of the Company's
  1996 Series A Convertible
  Preferred Stock                      6,214,301      49,949    2,792,247

 Increase the authorized number
  of shares of Common Stock            3,749,918      57,193    2,781,476

 Adopt the Company's 1997 stock
  option plan                          3,716,955      80,109    2,791,523

 Ratify Deloitte & Touche LLP
  to audit the financial statements    6,174,516       4,555      409,516

                     RESPONSE USA, INC. AND SUBSIDIARIES

     Item 5. Other Information - None

     Item 6. Exhibits and Reports on Form 8-K
             (a) Exhibits -
                   (11) Computation of Loss per Common Share
                   (27) Financial Data Schedule
             (b) Report on Form 8-K - None

                                 SIGNATURES
                                 ----------

         Pursuant to the requirements of the Securities Exchange
Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 RESPONSE USA, INC.                             February 14, 1998
 ------------------                             -----------------
   Registrant

 By:/s/Richard M. Brooks
   ---------------------
    Richard M. Brooks
    President, Chief Executive and Financial Officer
    Principal Financial Officer
    Principal Accounting Officer

 By:/s/Ronald A. Feldman
    --------------------
    Ronald A. Feldman
    Chief Operating Officer
    Vice President, Secretary
    Treasurer