Form 10QSB/A
period 1997-03-31
RESPONSE USA INC
filed 1998-05-12
CIK 889087

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


                                                                Page

PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Balance Sheets for  March 31, 1997
               and June 30, 1996                                 1-2

          Consolidated Statements of Operations for the Nine
               Months and Three Months ended March 31, 1997
               and 1996                                            3

          Consolidated Statement of Stockholders' Equity for
               March 31, 1997                                      4

          Consolidated Statements of Cash Flows for the Nine
               Months ended March 31, 1997 and 1996              5-8

          Notes to Consolidated Financial Statements            9-16

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations     17-21

PART II. OTHER INFORMATION                                     22-23



RESPONSE USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

					                                          	March 31	     	June 30,
					                                            	1997	         	1996
                                               -----------    ----------
                                         						(Restated)
                 ASSETS

CURRENT ASSETS
     Cash					                                   $601,741     $1,926,766
     Marketable securities					                   	93,750        100,000
     Accounts receivable - Current portion
      Trade - Net of allowance for
       doubtful accounts of $648,984 and
        $327,072, respectively                  1,400,653      1,461,911
      Net investment in sales-type leases  					  	87,203        125,385
     Preferred stock subscription receivable  							          6,525,000
     Inventory					                              	832,255        652,551
     Prepaid expenses and other current assets    221,841        118,689
								                                        _________     __________
                Total current assets					      	3,237,443    	10,910,302
								                                        ---------     ----------
MONITORING CONTRACT COSTS - Net of accumulated
 amortization of $4,504,278 and $2,838,374,
 respectively				                             	18,545,239	   	16,950,387
								                                       ----------     ----------
PROPERTY AND EQUIPMENT - Net of accumulated
 depreciation and amortization of $2,206,321
 and $1,862,915, respectively				              	1,557,985      1,261,007
								                                       ----------     ----------
OTHER ASSETS
     Accounts receivable - Noncurrent portion
         Trade 				                               	60,327         29,421
         Net investment in sales-type leases				 	202,482        323,817
     Deposits					                                	48,289        	48,008
     Deferred compensation expense					        	1,065,000
     Deferred financing costs - Net of
      accumulated amortization of $624,271
      and $111,945, respectivel				            	2,668,086      3,411,803
     Investment in Joint Venture					          	3,276,186
								                                       ----------     ----------
					                                          	7,320,370	    	3,813,049
								                                       ----------     ----------
					                                        	$30,661,037	  	$32,934,745
								                                       ==========     ==========




RESPONSE USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

					                                            	March 31	    	June 30,
					                                             	1997	         	1996
                                                ----------     ---------
					                                          	(Restated)
    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt
         Notes payable					                     	$166,009       $194,914
         Capitalized lease obligations					       	61,876	       	51,064
     Accounts payable - Trade					               	639,472	      	424,921
     Purchase holdbacks					                     	300,604	      	646,976
     Accrued expenses and other current
      liabilities					                         	1,124,700      2,033,701
     Deferred revenue 					  	                  1,933,425	    	1,591,103
								                                       ----------     ----------
                Total current liabilities					 	4,226,086      4,942,679
								                                       ----------     ----------
LONG-TERM LIABILITIES - Net of current portion
      Long-term debt
         Notes payable					                   	11,509,632     12,374,607
         Capitalized lease obligations					       	98,111       		31,189
      Deferred compensation expense					       	2,662,500
								                                       ----------     ----------
					                                         	14,270,243	   	12,405,796
								                                       ----------     ----------
PUT OBLIGATION PAYABLE				                     	2,265,183	    	2,580,338
								                                       ----------     ----------
COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY
      Preferred stock - Series A -
       Par value $1,000
       Authorized 250,000 shares
       Issued and outstanding 7,500 shares
        - June 30, 1996 and 6,890 shares
        - March 31, 199					                   	7,542,943      1,605,000
      Common stock - Par value $.008
       Authorized 12,500,000 shares
       Issued and outstanding 3,854,944
        shares - June 30, 1996 and 5,304,356
        shares - March 31, 1997                    42,435         30,840
      Additional paid-in capital					         	30,601,286	   	24,951,240
      Unrealized holding losses on
       available-for-sale securities 					      	(199,593)      (193,343)
      Accumulated deficit					               	(28,087,546)	 	(13,387,805)
								                                      ------------   ------------
					                                          	9,899,525	   	13,005,932
								                                      ------------   ------------
					                                        	$30,661,037	  	$32,934,745
								                                      ============   ============

RESPONSE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

			                           	Nine Months Ended March 31,  Three Months Ended March 31,
                              					1997	        	1996	         	1997	        	1996
                           					(Restated)               				(Restated)
OPERATING REVENUES
 Product sales		 		            	$2,138,229    $1,984,146      $860,187      $507,803
 Monitoring and service				      7,176,841     6,050,894     2,468,910     2,027,032
                                 ---------     ---------     ---------     ---------
			                             	9,315,070     8,035,040     3,329,097     2,534,835
															                  ---------     ---------     ---------     ---------
COST OF REVENUES
 Product sales	 			             	1,526,201     1,409,579       653,206       412,158
 Monitoring and service				     	2,215,760     1,787,319       727,138       658,216
                                 ---------     ---------     ---------     ---------
			                             	3,741,961     3,196,898     1,380,344     1,070,374
															                  ---------     ---------     ---------     ---------
GROSS PROFIT				                	5,573,109     4,838,142     1,948,753     1,464,461
															                  ---------     ---------     ---------     ---------
OPERATING EXPENSES
 Selling, general and
  administrative 				           	5,970,522     3,639,792     2,556,275     1,168,654
 Compensation - Options/
  Employment contracts				      	1,739,784                     772,500
 Depreciation and amortization	 	2,055,268   		1,602,071	     	719,456	     	576,028
 Interest				                   	1,384,622	   	2,282,864	     	335,703       817,021
                                 ---------     ---------     ---------     ---------
				                           	11,150,196	   	7,524,727  	 	4,383,934 	  	2,561,703
                                ----------     ---------     ---------     ---------
LOSS FROM OPERATIONS				       	(5,577,087)  	(2,686,585)   (2,435,181)   (1,097,242)
															                 ----------     ---------     ---------     ---------
OTHER INCOME/(EXPENSE)
 Interest				                      	12,177        18,512         2,119         5,839
 Joint Venture				                	(28,442)                    (28,442)
                                ----------     ---------     ---------     ---------
				                              	(16,265)       18,512       (26,323)        5,839
															                 ----------     ---------     ---------     ---------
LOSS BEFORE EXTRAORDINARY
 ITEM				                      	(5,593,352)   (2,668,073)   (2,461,504)   (1,091,403)

EXTRAORDINARY ITEM
 Loss on debt extinguishment					2,549,708
                                 ---------     ----------    ---------     ----------
NET LOSS				                    (8,143,060)    (2,668,073)  (2,461,504)   (1,091,403)

Dividends and accretion on
 preferred stock				            (6,556,681)                   (212,954)
															                 ----------      ----------   ----------    ----------
NET LOSS APPLICABLE TO COMMON
 SHAREHOLDERS					            ($14,699,741)    ($2,668,073) ($2,674,458) ($1,091,403)
															                ===========      ==========   ==========   ==========
Loss per common share
 Loss before extraordinary
  item				                         	($1.35)	       	($2.37)	   	($0.55)    	 	($0.72)
 Extraordinary item			             		(0.61)	         	0.00 	     	0.00 	       	0.00
                                    ------          ------      ------        ------
 Net loss				                      	($1.96)	       	($2.37)	   	($0.55)	     	($0.72)
                                    ======          ======      ======        ======
 Net loss applicable to
  common shareholders				          	($3.54)	       	($2.37)	   	($0.60)	     	($0.72)
                                    ======          ======      ======        =======
Weighted average number of
 shares outstanding				         	4,152,348       1,123,536   4,442,241     1,521,176
															                  =========       =========   =========     =========

RESPONSE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (RESTATED)
(Unaudited)
                                                           														     Unrealized
													                             	                                   Holding
                      				Preferred Stock									                            Losses on
                        				Series - A      				Common Stock			 	Additional	  Available-
                     				Number			            	Number			          	Paid-In	   	For-Sale		 Accumulated
                    			of Shares 		Amount	  	of Shares	 	Amount	  	Capital	   Securities		  Deficit		       Total
Balance-June 30, 1996     7,500  $1,605,000  3,854,944  $30,840  $24,951,240  ($193,343) ($13,387,805)  $13,005,932

Conversion of convertible
 subordinated promissory
 notes - Net of related
 costs of $5,068                                11,110       89 	    	44,843                                 44,932

Issuance of warrants
to consultants											                                           	689,000                                689,000

Exercise of stock
 options and warrants							                  	162,100    1,297      440,390                                441,687

Accretion on preferred
 stock due to intrinsic
 value of conversion feature						5,895,000                                                (5,895,000)            0

Discount on and deemed
 dividends on preferred stock 			  	661,681                                                  (661,681)            0

Conversion of preferred
 stock                     (610)   (618,738)   190,338    1,522      617,216                                      0

Issuance of warrants
 in connection with
 obtaining lines of credit 											                              	350,000                                350,000

Issuance of stock options											                                	142,284                                142,284

Stock issued in connection
 with acquisitions		             					         	41,700      334 	    	74,666                                 75,000

Cancellation of common
 stock held in escrow	 						                 	(50,000)    (400)	       	400 						                               0

Unrealized holding
 losses on available-for-
 sale securities	 												                                               	   (6,250)                     (6,250)

Investment in Joint Venture							          	1,094,164    8,753    3,291,247                              3,300,000

Net loss				               		               		               		             		             (8,143,060)   (8,143,060)
                          -----   ---------  ---------   ------   ----------    -------    ----------     ---------
Balance - March 31, 1997  6,890  $7,542,943  5,304,356  $42,435  $30,601,286  ($199,593) ($28,087,546)   $9,899,525
																			       =====   =========  =========   ======   ==========    =======    ==========     =========





RESPONSE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

						"Nine Months Ended March 31,"
						1997		1996
						(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss					                                	 ($8,143,060)   ($2,668,073)
   Adjustments to reconcile net loss to net
    cash used in operating activities
   Amortization of monitoring contract costs 					  1,665,903      1,239,398
   Depreciation and amortization of property
    and equipment					                               	389,366        326,272
   Loss on sale of property and equipment					        	16,743
   Gain on sale of monitoring contracts							                      	(91,663)
   Amortization of deferred financing costs
    and debt discount					                           	750,734         98,993
   Loss on Joint Venture investment					              	28,442
   Issuance of common stock and warrants
    for consulting fees 					                        	689,000          8,125
   Compensation expense in connection with
    the issuance of stock options and
    employment contracts					                      	1,739,784
  (Increase) decrease in accounts receivable
    Trade					                                         	2,266       (696,098)
    Net investment in sales-type leases					          	33,034         21,618
   Increase in inventory					                       	(179,704)       (77,935)
   Increase in prepaid expenses and other
    current assets					                             	(103,151)      (116,905)
  (Increase) decrease in deposits					                  	(282)	      	24,487
   Increase in accounts payable - Trade					         	213,939         42,596
   Decrease in accrued expenses and other
    current liabilities					                        	(876,513)      (356,756)
   Increase in deferred revenues					                	342,321        236,891
								                                            ---------       --------
  	Net cash used in operating activities				      	(3,431,178)    (2,009,050)
								                                            ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of monitoring contracts (net of
    purchase holdbacks) 			                       	(3,377,559)    (2,455,389)
   Acquisitions							                                           	(3,157,478)
   Proceeds from the sale of monitoring
    contracts								                                                233,548
   Proceeds from the sale of property and
    equipment					                                    	39,864
   Purchase of property and equipment					          	(525,823)      (304,835)
   Investment in Joint Venture					                   	(4,629)
								                                            ---------      ---------
  	Net cash used in investing activities				      	(3,868,147)    (5,684,154)
								                                            ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from the issuance of preferred stock				7,500,000
   Costs incurred in connection with the preferred
    stock issuance					                           	(1,012,449)
   Proceeds from private placement							                         	1,960,000
   Deferred financing costs incurred					             	22,761       (286,750)
   Proceeds from long-term debt
    Notes payable					                            	14,300,000      6,924,809
    Capitalized lease obligations							                             	43,933
   Principal payments on long-term debt
    Notes payable					                           	(15,217,908)    (1,430,599)
    Capitalized lease obligations					               	(65,364)       (36,037)
   Net proceeds from the exercise of stock
    options and warrants					                        	447,260      1,198,500
								                                           ----------      ---------
  	Net cash provided by financing activities				   	5,974,300      8,373,856
								                                           ----------      ---------
NET INCREASE (DECREASE) IN CASH					              	(1,325,025)       680,652

CASH - BEGINNING					                              	1,926,766        159,445
								                                           ----------      ---------
CASH - ENDING					                                  	$601,741       $840,097
								                                           ==========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the year for interest						     $776,156     $1,982,828
    Cash paid during the year for income taxes						       --		           --



             RESPONSE USA, INC. AND SUBSIDIARIES
                   STATEMENT OF CASH FLOWS

Supplemental Disclosures of Noncash Investing and Financial
Activities

     During the nine months ended March 31, 1997 and 1996, convertible subordinated promissory notes of $50,000 and $1,075,000, respectively, were converted to common stock. As a result, the Company reduced deferred financing costs and additional paid-in capital in the amount of $5,068 and $176,554 for the nine months ended March 31, 1997 and 1996, respectively.

     During the nine months ended March 31, 1997 and 1996, long-term notes payable of $74,028 and $63,933, respectively, were incurred for the purchase of property and equipment.

     During the nine months ended March 31, 1997, capitalized lease obligations of $143,100 were incurred for the acquisition of property and equipment.

     During the nine months ended March 31, 1997 and 1996, the Company issued 25,000 and 152,858 shares of its common stock, valued at $75,000 and $750,276, respectively, in connection with the purchase of monitoring contracts.

     During the nine months ended March 31, 1997, the Company reduced amounts receivable and increased monitoring contract costs in the amount of $154,570, in connection with the purchase of monitoring contracts.

     During the nine months ended March 31, 1997 and 1996, the Company reduced monitoring contract costs and the corresponding purchase holdbacks in the amount of $294,652 and $776,038, respectively. The Company issued 14,500 shares of its common stock valued at $70,282, as payment for purchase holdback liabilities for 1996.

     During the nine months ended March 31, 1997 and 1996, the Company issued 16,700 and 61,941 shares of its common stock, respectively, in connection with its acquisition of monitoring contracts, pursuant to a guarantee of stock valuation.

     During the nine months ended March 31, 1997, the Company decreased the put obligation payable and the corresponding charge to deferred financing costs by $315,155, in connection with the refinancing at June 30, 1996 (see Note 6).

     During the nine months ended March 31, 1997, the Company recorded accretion to preferred stock in the amount of $5,895,000 with a corresponding charge to accumulated deficit. The accretion represents the intrinsic value of the beneficial conversion feature contained within the preferred stock (see Note 7).

     During the nine months ended March 31, 1997, the Company recorded deemed dividends and accretion on such deemed dividends totaling $661,681 in connection with the preferred stock issuance, with a corresponding charge to accumulated deficit (see Note 7).

     During the nine months ended March 31, 1997, $610,000 of preferred stock and $8,738 in deemed dividends were converted into 190,338 shares of common stock.

     In March 1997, the Company issued 1,094,164 shares of its common stock, valued at $3.3 million in connection with a Joint Venture (see Note 5).


             RESPONSE USA, INC. AND SUBSIDIARIES
                   STATEMENT OF CASH FLOWS

Supplemental Disclosures of Noncash Investing and Financial
Activities (Continued)

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


2. Restatements


     The Company has restated the quarterly results, for the quarter ended March 31, 1997, from those previously reported relating to the following matters:



                              Financial         Amount
                              Statement       Previously         Restated
                               Caption         Reported           Amount
                               -------         --------           ------
1)Deemed                    Dividends and       $169,891         $212,954
dividends and                accretion on
accretion on                 preferred
preferred                    stock
stock

2)Bonus agreement           Compensation -             0          772,500
with management              Employment
                             contracts

3)Acquisition
payroll previously          Selling, general   2,454,342        2,556,275
capitalized                  and administrative

                            Depreciation and     724,174          719,456
                             amortization

4)Valuation of Warrant      Interest expense       4,640          335,703
with Put Obligation and a
consulting fee paid with
the issuance of warrants
in connection with obtaining
the line of credit



2. Restatements (Continued)

     The Company has restated the year-to-date results, for the nine months ended March 31, 1997, from those previously reported relating to the following matters:


                                Financial           Amount
                                Statement         Previously       Restated
                                 Caption           Reported         Amount
                                ---------          ---------       --------
1)Deemed                      Dividends and       $2,875,094      $6,556,681
dividends and                  accretion on
accretion on                   preferred
preferred                      stock
stock

2)Bonus agreement with        Compensation          142,284       1,739,784
management; and               -Options/Employment
compensation in connection     contracts
with the issuance of stock
options

3)Consulting agreements       Selling, general    5,056,556      5,970,522
paid through the issuance      and administrative
of warrants; and acquisition  Depreciation and
payroll previously             amortization       2,062,515      2,055,268
capitalized

4)Valuation of Warrant       Interest expense       894,275      1,384,622
with Put Obligation and a
consulting fee paid with
the issuance of warrants
in connection with obtaining
the line of credit

5)Bonus agreement with       Deferred compensation        0     1,065,000
management                    expense (Asset)

                             Deferred compensation        0     2,662,500
                              expense (Liability)

6)Acquisition paroll         Monitoring Contract 18,762,958    18,545,239
previously capitalized        Costs

7)Valuation of Warrant       Put obligation payable       0     2,265,183
with Put Obligation and a
consulting fee paid with     Deferred financing     543,250     2,668,086
the issuance of warrants      costs
in connection with obtaining
the line of credit

8)Deemed dividends and       Dividends payable      523,755             0
accretion on preferred       Preferred stock      9,232,600     7,542,943
stock                        Additional paid-in  23,667,286    30,601,286
                              capital

9)Impact of all entries      Accumulated        (21,411,393)  (28,087,546)
above                         deficit

2. Restatements (Continued)

     As a result of the above restatements net loss per common share has changed as follows:

                              Nine Months             Three Months
                             March 31, 1997           March 31, 1997
                           Amount                   Amount
                         Previously    Amount     Previously    Amount
                          Reported    Restated     Reported    Restated
                          --------    --------     --------    --------
Loss per common share
 Loss before                ($.63)     ($1.35)       ($.28)      ($.55)
  extraordinary item
 Extraordinary               (.61)       (.61)           -           -
  item
 Net loss                   (1.24)      (1.96)        (.28)       (.55)
 Net loss
  applicable to             (1.93)      (3.54)        (.32)       (.60)
  common
  shareholders


3. Inventory

                                            March 31,     June 30,
                                               1997         1996
                                           (Unaudited)
                    Parts Inventory       $   559,142   $  500,437
                    Finished Goods            273,113      152,114
                                              -------      -------
                                           $  832,255   $  652,551
                                              =======      =======
4. Acquisitions

          During the nine months ended March 31, 1997, the Company purchased monitoring contracts for an aggregate of $3,780,374. As consideration, the Company paid $3,280,958 in cash, including acquisition costs of $294,045, issued 25,000 shares of its Common Stock valued at $75,000, recorded purchase holdbacks of $269,846 (which are payable over periods of up to eighteen months based on performance guarantees of the seller), and reduced amounts receivable by $154,570.


5. Investment in Joint Venture

     On March 4, 1997, the Company entered into a purchase agreement with BKR, Inc. (BKR), a Nevada corporation and Healthlink, Ltd. (HL), a Nevada limited liability company.
The parties agreed to the purchase by the Company of a 50% interest in the assets of BKR, the contribution of BKR's remaining 50% interest in the assets to HL, and the contribution of the Company's 50% interest in BKR's assets to HL. HL is engaged in the sale and monitoring of PERS to the general public primarily through national retail and pharmacy chains. In consideration of the HL joint venture, the Company issued 364,721 shares of its common stock, valued at $3.3 million, to BKR for their 50% interest in HL

     At the date of the Company's investment in HL, the investment in HL exceeded the Company's share of the underlying net assets by $1,500,000. The excess is being amortized by the straight line method over 10 years.

     The Company accounts for its investment in HL under the equity method.


5. Investment in Joint Venture (Continued)

     BKR, as part of the purchase agreement, is entitled to exercise warrants to purchase shares of the Company's common stock subject to the following provisions: (i) for each 10,000 PERS placed on-line by HL, 30,000 shares of common stock may be purchased at an exercise price of $3.00 per share, and (ii) in no event shall such warrant be exercisable for more than 450,000 shares of common stock. This warrant may be exercised in whole or in part at any time, or from time to time, commencing on March 4, 1997 and expiring om March 3, 2002.

6. Long-Term Notes Payable

          Line of Credit Agreement
          ------------------------
          Note payable with interest only due through June
          30, 2000 at prime plus 1-3/4% on the outstanding
          loan balance; a commitment fee of .5% is payable
          on the average daily unused credit; collateralized
          by all assets of the Company                          $ 11,300,000

          Equipment Financing
          -------------------
          Payable in monthly installments aggregating
          $5,329 including interest at rates ranging from
          3.90% to 11.83%; final payments due April, 1997,
          through March, 2000; collateralized by related
          equipment                                                 101,475

          Convertible Subordinated Promissory Notes
          -----------------------------------------
          5% convertible subordinated promissory notes
          due on November 30, 1996                                   62,500

          Reorganization Debt
          -------------------
          As part of the 1990 plan of reorganization of a
          1987 bankruptcy, the U.S. Bankruptcy Court
          approved a 30.5% settlement on the total unsecured
          claims submitted; payments are due March 1 of each
          year, as follows: 3% ($86,817) each year -- 1998
          through 2000; interest imputed at 14%; net of
          imputed interest of $58,894                               266,742

          Federal priority tax claims payable in annual
          installments of $2,211 through March, 1999, and
          $ 1,896 thereafter                                         12,321
                                                                  ---------
                                                                 11,675,641
          Less Current Portion                                      166,009
                                                                 ----------
                                                                $11,509,632
                                                                 ==========

     On June 30, 1996, the Company entered into a four-year $15,000,000 revolving bank line of credit agreement. Loans outstanding bear interest at prime plus 1-3/4%, are collateralized by all assets of the Company, and are subject to certain restrictive covenants. The agreement also provides for a commitment fee payable monthly in arrears, of
 .5% based on the average daily unused credit. As of March 31, 1997, the Company has available on its revolving credit facility the amount of $3,700,000.




6. Long-Term Notes Payable (Continued)

     On June 30, 1996, in connection with obtaining a line of credit, the Company issued a stock purchase warrant (the Warrant) to an affiliate of the bank which provided the line of credit. The terms of this Warrant included the following:
(i) number of shares, 1,032,135; (ii) exercise price, $3.25 per share; (iii) expiration date, June 30, 2006; and (iv) put obligation feature, which the Holder of the warrant can require, during the period between July 1, 2000 and June 30, 2001 upon 10 days notice, the Company to purchase the Warrant for the difference between the market price of the Company's common stock and the exercise price times 1,032,135 shares. At June 30, 1996, the value of the warrants were estimated at $5.75 per share of common stock based upon a discounted market value of the average price of the Company's common stock, resulting in a put obligation payable of $2,580,338, with a corresponding charge to deferred financing costs. At March 31, 1997, the value of those same warrants were estimated to be $2,265,183. As a result, the Company decreased the put obligation payable and the corresponding deferred financing costs by $315,155.

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

     The Company, for the nine months ended March 31, 1997, recorded deemed dividends and accretion on such deemed dividends totaling $661,681 in connection with the preferred stock issuance.

     During the nine months ended March 31, 1997, 610 shares of Series A Convertible Preferred Stock, with a value of $610,000, and $8,738 in deemed dividends were converted to 190,338 shares of common stock.

     On September 30, 1996, the Company suspended conversion of its 1996 series A Convertible Preferred Stock. The
Company renegotiated the terms and conditions of the preferred stock (see Note 10 -- Subsequent Events).





8. Common Stock and Additional Paid-in Capital

     During the nine months ended March 31, 1997, convertible subordinated promissory notes of $50,000, were converted into 11,110 shares of common stock.

     During the nine months ended March 31, 1997, 162,100 shares of common stock were issued as a result of the exercise of warrants and stock options. The Company recorded common stock of $1,297 and additional paid-in capital of $440,390.

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

     The Company, in March 1997, issued 16,700 shares of its common stock pursuant to a guarantee of stock valuation in connection with an acquisition.

     In March 1997, the Company issued 1,094,164 shares of its common stock, valued at $3.3 million in connection with a Joint Venture (see Note 5 -- Investment in Joint Venture).


The following is a summary of stock option activity:

                                                                       Weighted
                                                                       Average
                                           Number      Option Price   Exercise
                                          of Shares  Per Share(Range)   Price
                                          ---------  ---------------  --------
Options outstanding at June 30, 1996      2,008,183   $2.50 - $35.00   $2.637
   Options granted                           85,350   $ .10 - $2.625   $ .958
   Options exercised                        (40,100)  $ .10 - $3.75    $ .296
   Options canceled or expired                   --   $          --    $   --
                                          ---------    -------------    -----
Options outstanding at March 31, 1997     2,053,433   $ .10 - $35.00   $2.613
                                          =========    =============    =====
Options exercisable at March 31, 1997     2,053,433   $ .10 - $35.00   $2.613
                                          =========    =============    =====


The following is a summary of warrant activity:

                                          Number      Exercise Price
                                         of Shares      Per Share
                                         ---------    --------------
Warrants outstanding at June 30, 1996    3,950,697     $2.50 - $8.00
 Warrants exercised in connection with
  10% notes - Class C                      (30,000)   $3.875 - $6.00
 Warrants exercised in connection with
  12% notes - Class A                      (92,000)            $3.25
                                        ----------     -------------
Warrants outstanding at March 31, 1997   3,828,697     $2.50 - $8.00
                                        ==========     =============

9. COMMITMENTS AND CONTINGENCIES

     Employment Agreements (Restated)
     -------------------------------
     The Company has employment contracts with certain key personnel of USS for terms expiring March, 1999. The contracts provide for initial base salaries aggregating $240,000 which are subject to incremental increases as determined by the Board of Directors. Additional compensation is due provided the following conditions are realized: (i) if the Company increases its net alarm system subscriber accounts by at least 10,000 accounts before March 1999, the Company shall pay each employee $1.0 million less the gross proceeds from the sale or exercise of their options;
(ii) if the Company increases its net alarm system subscriber accounts by at least 15,000 accounts before March, 1999, the Company shall pay each employee $1.5 million less the gross proceeds from the sale or exercise of their options; (iii) any increases in net alarm systems between 10,000 and 15,000 accounts shall entitle certain employees to a pro rated amount between $1.0 million and $1.5 million as determined in provisions (i) and (ii) above. At March 31, 1997 the increase in net alarm systems exceeded 15,000, as a result, the Company recorded compensation expense and a deferred compensation liability at March 31, 1997 in the amount of $1,597,500.

     Contingencies
     -------------
     As part of certain acquisitions, the Company has guaranteed the value of its common stock at various prices ranging from $3.01 to $17.34 for periods expiring at various dates through March 2000. As of March 31, 1997, the Company's contingent liabilities under these agreements aggregated approximately $196,200, which may be settled in cash or by the issuance of common stock; to the extent that settlement is in common stock, the holders are entitled to piggy-back registration rights and the Company has filed a registration statement for 94,402 shares of common stock which are expected to be sufficient to satisfy the Company's obligation.


10. Subsequent Events

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

     On June 30, 1997, the Company reached an agreement with Halifax Fund, L.P. where the Company agreed to convert 1,000 shares of preferred stock owned by this group into 900,000 shares of the Company's common stock and assisted in locating a purchaser for the 900,000 shares from the preferred shareholders for a total of $1,500,000, which included the reimbursement of legal fees of $150,000. The Company also issued to these former preferred shareholders 5,000 Warrants to purchase common stock of the company for $2.00 per share for each 100 shares of preferred stock held. Fifty percent (50%) of the Warrants are exercisable after one (1) year from issuance and the remaining fifty percent (50%) are exercisable after two (2) years from issuance. In the event that the Company settles with any other

10. Subsequent Events (Continued)

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

     In February 1998, all outstanding shares of Preferred
Stock were redeemed by the Company.




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

Results of Operations (Continued)

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

     Operating revenues increased by $1,280,030 or 16% and $794,262 or 31% for the nine months and three months ended
March 31, 1997 as compared to the same periods ended March
31, 1996. Product sales accounted for an increase of $154,083 or 8% and $352,384 or 69% for the nine months and three months ended March 31, 1997 as compared to the same periods ended March 31, 1996. The increase in product sales for the nine months was primarily due to the increase in revenues from the sale of personal emergency response systems (PERS) to private label wholesalers and home healthcare agencies totaling approximately $408,000. This increase in product sales was offset by a decrease in sales of electronic security systems of $240,000. The increase in product sales for the quarter ended March 31, 1997 as compared to the same period ended March 31, 1996 was primarily due to the increase in sales of PERS to both home healthcare agencies and private label wholesalers totaling
$169,000 and an increase in sales of electronic security systems of $189,000. The significant growth in monitoring and service revenues of $1,125,947 or 19% and $441,878 or 22% for the nine and three month periods ended March 31, 1997 as compared to the same periods ended March 31, 1996, were due to the acquisition of approximately 5,200 monitoring contracts during the past twelve months and the success of the Company's extended warranty program.

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

          The Gross Profit Margin ("GPM"), as a percentage of sales, increased from 60% to 62% and from 58% to 65% for the nine months and three months ended March 31, 1997 as compared to the same periods ended March 31, 1996, respectively. To calculate the gross profit margin as a percentage of revenues, the Company added back an inventory adjustment of $217,000 for 1997. The inventory adjustment was primarily due to the reduction of the valuation of parts used in the repair of outdated electronic security systems acquired from other alarm dealers. Services and rental costs of sales decreased slightly, (excluding the inventory adjustment), for both the nine and three month periods ended March 31, 1997 as compared to 1996, due to an increase in revenues generated from service calls and the success of the Company's extended warranty program. The increase in GPM's on product sales, of 1% and 5% for the same nine and three month periods ended March 31, 1997 and 1996, respectively, were due to increased revenues derived from the installation of electronic security systems to commercial accounts as opposed to residential customers and the utilization of in-house labor in lieu of subcontractors for the installation of electronic security systems.

          Selling, general and administrative expenses
(excluding consulting fees, resulting from the issuance of warrants in connection with obtaining the line of credit, of $689,000 for the nine months ended March 31, 1997; and nonrecurring charges totaling $900,000 for the nine and three months ended March 31, 1997) grew to $4,381,522 and $1,656,275 for the nine and three month periods ended March 31, 1997, which represents increases of $741,730 or 20% and $487,621 or 42%, over selling, general and administrative expenses for the same periods ended March 31, 1996. The nonrecurring charges include


Results of Operations (Continued)

(i) direct write-offs of accounts receivable of $228,000;
(ii) an increase in the allowance for doubtful accounts of $322,000; (iii) engineering, development and licensing costs of $50,000; (iv) approximately $200,000 in professional fees and legal fees attributable primarily to the litigation involving the Company's 1996 Series A Preferred Stock (see
Part II Item 1. Legal Proceedings); (v) and $100,000 in due diligence costs associated with loss from acquisition terminations and amortized transition costs. Transition costs amortized for the nine and three month periods ended March 31, 1997 and 1996, decreased by $452,000 and $293,000, respectively. Selling, general and administrative expenses, as a percentage of total operating revenues, increased from 45% and 46%, to 47% and 50% for the nine and three months ended March 31, 1996 and 1997, respectively. The slight increase in selling, general and administrative expenses was primarily due to increases in corporate overhead expenses incurred to assimilate newly acquired customers into the Company's customer base, and to support the larger subscriber base. While selling, general and administrative expenses, as a percentage of revenues, increased by 2% during the nine month period ended March 31, 1997, monitoring and service revenues increased by 19% between the comparable period, reflecting efficiencies realized in the Company's corporate offices. The Company anticipates that its current level of selling, general and administrative expenses, as a percentage of sales, will decrease as a result of the Company's operating revenues growing substantially due to increases in monitoring and service revenues from ongoing acquisitions.

          During the nine months and three months ended March 31, 1997, the Company recorded a deferred compensation liability with a corresponding charge to operating expenses in the amount of $1,597,500 and $772,500, pursuant to employment contracts. The Company, in December 1996, granted Non-Qualified Stock Options to key employees at an exercise price below market price, as a result the Company recorded compensation expense of $142,284.

      Amortization and depreciation expenses increased by $453,197 or 28% and $143,428 or 25% for the nine and three months ended March 31, 1997, as compared to the same periods ended March 31, 1996. The increases in amortization and depreciation expense is due to the Company's acquisition of monitoring contracts, totaling approximately $8 million, during the fiscal year ended June 30, 1996 and the acquisition of approximately 5,200 monitoring contracts during the current fiscal year.

          Interest expense decreased by $898,242 or 39% and $481,318 or 59% for the nine and three months ended March 31, 1997, as compared to the same periods ended March 31, 1996. In July, 1996, the Company paid off notes payable with balances aggregating $12,072,688 with proceeds from the issuance of preferred stock and an advance from the line of credit, resulting in a substantial decrease in the Company's borrowing costs (see Notes 6 and 7 of Notes to Consolidated Financial Statements).

          The net losses for the nine and three months ended March 31, 1997 (excluding an extraordinary item for early extinguishment of debt of $2,549,708) were $5,593,352 or ($1.35) per share based on 4,152,348 shares outstanding, and $2,461,504 or ($.55) per share based on 4,442,241 shares outstanding; as compared to net losses of $2,668,073 or ($2.37) per share based on 1,123,536 shares outstanding; and $1,091,403 or ($.72) per share based on 1,521,176 shares outstanding for the nine and three months ended March 31, 1996. The net losses applicable to common shareholders (net losses adjusted for dividends and accretion on preferred stock) for the nine and three months ended March 31, 1997 were $14,699,741 or ($3.54) per share based on 4,152,348 shares outstanding, and $2,674,458 or ($.60) per share based on 4,442,241 shares outstanding; as compared to net losses of $2,668,073 or ($2.37) per share based on 1,123,536 shares outstanding, and $1,091,403 or ($.72) per share based on 1,521,176 shares outstanding for the nine and three month periods ended March 31, 1996, respectively. Earnings before interest, taxes, depreciation and amortization (EBITDA), excluding charges for the loss on debt extinguishment, compensation expense - options/employment agreements, consulting fees from the issuance of warrants, and the nonrecurring charges were $1,191,587 and $292,478 for the nine months and three months


Results of Operations (Continued)

ended March 31, 1997 as compared to $1,198,350 and $295,807 for the comparable periods ended March 31, 1996.


Liquidity and Capital Resources

          On June 30, 1996 through July 3, 1996, the Company completed a restructuring of its long-term debt. The Company obtained a $15 million revolving credit facility from Mellon Bank, N.A. and issued $7.5 million of its 1996 Series A Convertible Preferred Stock to institutional and individual domestic and foreign investors. The proceeds of the financing were utilized to repay the Company's existing long-term indebtedness and resulted in a substantial decrease in the Company's borrowing costs. The restructuring resulted in an extraordinary charge of $2,549,708 for early extinguishment of debt during the quarter ended September
30, 1996. As of March 31, 1997, the Company has available on its revolving credit facility the amount of $3,700,000. The credit facility bears interest at the Prime Rate, plus 1 3/4%.

     The Company's working capital decreased by $6,956,266 from $5,967,623 at June 30, 1996, to a working capital deficiency of $988,643 at March 31, 1997. On June 30, 1996, the Company recorded a preferred stock subscription receivable for $6,525,000, from Series A Convertible Preferred Stock subscribed with a par value of $7,500,000, net of related placement fees of $975,000 paid from the proceeds at the closing. On July 1, 1996, the Company entered into a four-year $15 million revolving bank line of credit agreement (see Note 6 of Notes to the Consolidated Financial Statements). With the proceeds received from the issuance of Preferred Stock on July 2, 1996 and $10,500,000 from the revolving line of credit, the Company paid off notes payable used to finance its growth through acquisitions, with balances aggregating approximately $12.1 million. The Company believes its cash flows from operations will be sufficient to fund the Company's interest payments on its debt and capital expenditures, which are the Company's principal uses of cash other than the acquisitions of portfolios of subscriber accounts.

          Net cash used in operating activities for the nine months ended March 31, 1997 was $3,431,178. A net loss of $8,143,060 including noncash transactions totaling $5,279,972, accounted for $2,863,088 of the cash used in operating activities. The noncash transactions are as follows: (i) depreciation and amortization of $2,806,003;
(ii) compensation expense - options/employment agreements of $1,739,784; (iii) consulting fees through the issuance of warrants of $689,000; (iv) loss on sale of equipment of $16,743 and (v) loss on joint venture investment of $28,442. Other significant changes included changes in inventory, prepaid expenses and other current assets, accounts payable and accrued expenses, and deferred revenues totaling $603,108. The increase in inventory of $179,704 is attributable to an increase in future orders for PERS by both private label wholesalers and home healthcare agencies. Prepaid expenses and other current assets increased by $103,151. The net decrease in accounts payable and accrued expenses of $662,574 was primarily due to liabilities accrued at June 30, 1996, in connection with obtaining the line of credit and the sale of preferred stock, being paid from the proceeds of such refinancing. Accrued assimilation costs amortized over the nine months and a decrease in the balance of an accrued litigation settlement accounted for the balance of the decrease in accrued expenses. Deferred revenues increased by $342,321 due to the acquisition of approximately 5,200 monitoring contracts over the past twelve months and the continued success of the Company's extended warranty program.

       Net cash used in investing activities for the nine months ended March 31, 1997 was $3,868,147. The purchases of monitoring contracts (including purchase holdback payments) accounted for $3,377,559 of the cash used in investing activities. Other investing activity included the purchase of property and equipment of $525,823, which was offset by the proceeds from the sale of equipment of $39,864; and $4,629 for cost incurred in connection with the joint venture.



Liquidity and Capital Resources (Continued)

           Net cash provided by financing activities was $5,974,300 for the nine months ended March 31, 1997. Proceeds from the exercise of stock options and warrants totaled $447,260. Net proceeds received from the line of credit and the preferred stock issuance totaling $20,810,312 were used primarily to pay off notes payable totaling $12,072,668, prepayment fees on the early extinguishment of debt of $2,549,708, and the acquisition of monitoring contracts. Principal payments on long-term debt, excluding notes payable paid off with the line of credit and preferred stock proceeds, totaled $3,079,876 were made during the nine months ended March 31, 1997.

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

     On February 18, 1997, Halifax Fund, L.P., a holder of the Preferred Stock, filed a Complaint, a Motion for a Preliminary Injunction and a Motion for Expedited Proceedings in the Court of Chancery of the State of Delaware against the Company also challenging, among other things, the Company's decision to suspend conversion and seeking, among other things, specific performance under a Certificate of Designation to convert its Preferred Stock to Common Stock, No.15553. On March 5, 1997, the court held a conference and denied plaintiffs request for a hearing on plaintiff's motion for a preliminary injunction. On March 11, 1997, plaintiff filed a second Motion for a Prelirninary Injunction. The Court held a telephonic conference on March 12, 1997 and denied plaintiffs request on its second preliminary injunction motion. Plaintiff has filed a motion for summary judgment, and the Court held a hearing on that motion on May 13, 1997.

     On May 13, 1997, the Delaware Court of Chancery granted partial summary judgment to Halifax solely with respect to their right to convert Preferred Stock into Common Stock. Subsequent to the hearings, the Company, reached an agreement in principle with Halifax Fund, L.P., a holder of 1,000 shares of the Company's Series A Convertible Preferred Stock (14.5% of the outstanding shares), which provides for the conversion of the Preferred Stock and orderly sale of the underlying common stock to certain unaffiliated purchasers. The agreement with Halifax is subject to the completion of satisfactory documentation and performance of all obligations thereunder.

     On May 13, 1997, the Company also announced that Holders of the requisite number of shares of Preferred Stock (other than Halifax), have expressed agreement, either orally or in writing, with the Company's proposed modification to the terms of the Preferred Stock, which provides that the Company shall have the right to redeem the Preferred Stock at any time through November 30, 1997, for cash in an amount equal to 135% of the original purchase price, together with interest at the rate of 12% per annum for the period from May 12, 1997, through the date of repayment. According to the terms of the proposal, after November 30, 1997, any outstanding shares of Preferred Stock may be converted in the discretion of the holder based upon a value of the Preferred Stock equal to 120% of the holder's investment. The Company believes that a formal consent and approval of the modification to the terms of the Preferred Stock (which includes the foregoing terms), will be achieved and will be binding upon all holders of Preferred Stock.

     In February 1998, all outstanding shares of Preferred
Stock were redeemed by the Company.


             Response USA, Inc. and Subsidiaries

PART II. OTHER INFORMATION (Continued)

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders
- None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K
          (a) Exhibits -
               (11) Computation of Loss per Common Share
          (b) Report on Form 8-K - Filed on March 20, 1997









                         SIGNATURES

           Pursuant to the requirements of  the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 RESPONSE USA, INC.                               May 11, 1998
 ------------------                               ------------
      Registrant



By: /s/ Richard M. Brooks
    ---------------------
       Richard M. Brooks
       President, Chief Executive and  Financial Officer
       Principal Financial Officer
       Principal Accounting Officer

By:/s/ Ronald A. Feldman
   ---------------------
       Ronald A. Feldman
       Chief Operating Officer
       Vice President, Secretary
       Treasurer