Form 10-Q
period 1998-03-31
RESPONSE USA INC
filed 1998-05-12
CIK 889087

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-QSB

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998


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





Indicate by check mark whether the registrant (1) has filed by Section 13 or 15 (d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 6,320,857 shares of $.008 par value common stock as of April 30, 1998.


             Response USA, Inc. and Subsidiaries
                            Index


                                                                     Page

PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Balance Sheets for  March 31, 1998
               and June 30, 1997                                      1-2

          Consolidated Statements of Operations for the Nine
               Months and Three Months ended March 31, 1998
               and 1997                                                 3

          Consolidated Statement of Stockholders' Equity for
               March 31, 1998                                           4

          Consolidated Statements of Cash Flows for the Nine
               Months and Three Months ended March 31, 1998
               and 1997                                               5-8

          Notes to Consolidated Financial Statements                 9-16

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations          17-22

PART II. OTHER INFORMATION                                          23-24



RESPONSE USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

					                                            	March 31,       June 30,
					                                              	1998          		1997
                                                  ---------       -------
                                           						(Unaudited)

                    ASSETS
                   --------
CURRENT ASSETS
     Cash					                                    	$1,098,402      $698,551
     Marketable securities					                       	18,750        75,000
     Accounts receivable - Current portion
         Trade - Net of allowance for doubtful
                 accounts of $550,690 and
                 $437,208, respectively             2,125,761     1,443,203
         Net investment in sales-type leases					     	69,110        89,124
     Inventory					                                	1,638,302       798,814
     Prepaid expenses and other current assets					  	677,763       271,087
								                                            ---------     ---------
                Total current assets					          	5,628,088     3,375,779
								                                            ---------     ---------
MONITORING CONTRACT COSTS - Net of accumulated
 amortization of $7,451,310 and $5,217,345,
 respectively                                      32,314,685    18,433,133
								                                           ----------    ----------
PROPERTY AND EQUIPMENT - Net of accumulated
 depreciation and amortization of $2,820,397
 and $2,363,067, respectively					                 	2,821,703     1,512,077
								                                           ----------    ----------
OTHER ASSETS
     Accounts receivable - Noncurrent portion
         Trade 					                                   17,018        49,046
         Net investment in sales-type leases					    	145,096       179,752
     Deposits					                                    	67,006        45,310
     Investment in joint venture					              	2,654,739     3,139,484
     Noncompete covenant					                         	89,930
     Deferred compensation expense					              	548,760       892,500
     Deferred financing costs - Net of accumulated
      amortization of $1,235,943 and $254,654,
      respectively                                  3,033,868     3,612,727
								                                           ----------    ----------
					                                              	6,556,417     7,918,819
								                                           ----------    ----------
					                                            	$47,320,893   $31,239,808
								                                           ==========    ==========



RESPONSE USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

					                                             	March 31,      June 30,
                                               						1998	         	1997
                                                  -----------    ----------
                                            						(Unaudited)
          LIABILITIES AND STOCKHOLDERS' EQUITY
								  ------------------------------------
CURRENT LIABILITIES
     Current portion of long-term debt
         Notes payable					                         	$310,849      $100,329
         Capitalized lease obligations					           	47,047        57,453
     Accounts payable - Trade					                 	1,027,437       556,205
     Purchase holdbacks					                         	737,495       415,765
     Accrued expenses and other current
      liabilities					                             	1,608,117     1,288,332
     Deferred revenue 					                        	3,137,760     1,981,500
								                                           ----------    ----------
                Total current liabilities					     	6,868,705     4,399,584
								                                           ----------    ----------
LONG-TERM LIABILITIES - Net of current portion
      Long-term debt
         Notes payable					                       	15,954,121    12,435,287
         Capitalized lease obligations					           	51,064        85,435
      Deferred compensation expense					           	2,743,801     2,550,000
								                                           ----------    ----------
					                                             	18,748,986    15,070,722
								                                           ----------    ----------
COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY
      Preferred stock - Series A -
        Par value $1,000
        Authorized 250,000 shares
        Series A issued and outstanding 6,890
         shares - June 30, 1997                                   7,757,783
      Common stock - Par value $.008
        Authorized 37,500,000 shares
        Issued and outstanding 1,775,437
         shares - June 30, 1997 and 6,320,690
         shares - March 31, 1998                       50,566        14,203
      Additional paid-in capital					             	60,916,366    35,439,465
      Unrealized holding losses on available-
       for-sale securities					                      	(56,250)
      Accumulated deficit				                    	(39,207,480)  (31,441,949)
								                                          ------------  ------------
					                                             	21,703,202    11,769,502
								                                          ------------  ------------
					                                            	$47,320,893   $31,239,808
								                                          ============  ============

RESPONSE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

				                   	Nine Months Ended March 31, Three Months Ended March 31
                        					1998	         	1997	        	1998	       	1997
                             ----           ----          ----         ----
OPERATING REVENUES
  Product sales   				   	$2,258,816     $2,138,229     $912,911     $860,187
  Monitoring and service			8,511,749      7,176,841    3,343,729    2,468,910
  Security patrol			 		      301,202                     301,202
                          ----------     ----------    ---------    ---------
				                     	11,071,767      9,315,070    4,557,842    3,329,097
															           ----------     ----------    ---------    ---------
COST OF REVENUES
  Product sales	 			      	1,439,108      1,526,201      637,290      653,206
  Monitoring and service 		2,435,342      2,215,760      982,289      889,841
  Security patrol	 			      	238,833                     238,833
                          ----------     ----------    ---------    ---------
				                      	4,113,283      3,741,961    1,858,412    1,543,047
															           ----------     ----------    ---------    ---------
GROSS PROFIT				          	6,958,484      5,573,109    2,699,430    1,786,050
															           ----------     ----------    ---------    ---------
OPERATING EXPENSES
  Selling, general and
   administrative          5,401,144      5,970,522    2,074,690    2,393,572
  Compensation - Options
   /Employment contracts					537,541      1,739,784      732,541      772,500
  Depreciation and
   amortization				       	2,860,503      2,055,268    1,158,657      719,456
  Amortization of
   deferred financing
   costs				                	981,289        750,734      378,102       58,756
  Interest	 			           	1,142,713        633,888      429,711      276,947
                          ----------      ---------    ---------    ---------
				                     	10,923,190     11,150,196    4,773,701    4,221,231
                          ----------     ----------    ---------    ---------
LOSS FROM OPERATIONS					 (3,964,706)    (5,577,087)  (2,074,271)  (2,435,181)
															           ----------     ----------    ---------    ---------
OTHER INCOME
  Interest income				         	4,976         12,177        1,814        2,119
  Joint venture loss	 			  	(355,996)       (28,442)    (108,985)     (28,442)
                          ----------     ----------    ----------    --------
				                       	(351,020)       (16,265)     (107,171)    (26,323)
															           ----------     ----------    ----------    --------
LOSS BEFORE
  EXTRAORDINARY ITEM				  (4,315,726)    (5,593,352)   (2,181,442) (2,461,504)

EXTRAORDINARY ITEM
  Loss on debt
   extinguishment						                  	2,549,708
                          ----------     ----------     ---------    --------
NET LOSS					             (4,315,726)    (8,143,060)   (2,181,442) (2,461,504)

Dividends and accretion
 on preferred stock					  (3,449,805)    (6,556,681)   (1,673,608)   (212,954)
															           -----------    -----------   -----------  ----------
NET LOSS APPLICABLE TO
 COMMON SHAREHOLDERS					($7,765,531)  ($14,699,741)  ($3,855,050)($2,674,458)
															          ============  =============  ============ ==========
Loss per common share
  Loss before
   extraordinary item				    	($1.53)	      	($4.04)	    	($0.52)   		($1.66)
  Extraordinary item				       	0.00 	       	(1.84)	      	0.00 	     	0.00
                              -------        -------      -------     -------
  Net loss				               	($1.53)	      	($5.88)	    	($0.52)	   	($1.66)
                              =======        =======      =======     =======
  Net loss applicable
   to common shareholders					($2.75)	     	($10.62)	    	($0.92)	   	($1.81)
                              =======       ========      =======     =======
Weighted average number
 of shares outstanding					 2,827,569      1,384,116    4,172,755   1,480,747
															             =========      =========    =========   =========


RESPONSE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

															                                                                           Unrealized
 															                                                                          Holding
                  				Preferred Stock		 	Preferred Stock								                          Losses on
                     			Series - A        		Series - B    			Common Stock			   Additional Available-
                  				Number		            	Number		       	Number		            	Paid-In	 	For-Sale		Accumulated
			                	of Shares 	Amount 	  of Shares Amount	of Shares  	Amount		  Capital		Securities 	Deficit		       Total
                      -----   ---------    ------  -----  --------   -------  ----------   ------  -----------    ----------
Balance-June 30, 1997
 (see Note 5)         6,890  $7,757,783        -  $   -   1,775,437  $14,203 $35,439,465  $    -  $(31,441,949)  $11,769,502

Secondary offering
 (including
   overallotment)										                               3,268,800   26,150  17,951,438                          17,977,588

Exercise of stock
 options 									                                          	23,639      189 	  	165,240                             165,429

Exercise of warrants
 to lender							                        3069.58	    31 	  	107,263      858 		     (889)						                            0

Issuance of common
 stock to lender									                                   	40,000      320 		  267,180                             267,500

Issuance of common
 stock to consultant									                               	15,000      120 		   89,880                              90,000

Discount on and
 deemed dividends on
 preferred stock		 		         2,044,152                                                             (2,044,152)	           0

Conversion of
 preferred stock-
 Series A 			       	(1,000) (1,125,000)                    300,000    2,400   1,272,600              (150,000)            0

Conversion of
 preferred stock-
 Series B							                        (3,069.58)  (31)	  	102,319      819 		     (788)						                            0

Redemption of
 preferred stock			 	(5,890) (8,676,935)                                                                          (8,676,935)

Issuance of warrants
 to preferred
 shareholders													                                                     1,255,653            (1,255,653)            0

Issuance costs
 incurred in
 connection with
 the preferred stock
 settlement													                                                         (16,081)                            (16,081)

Acquisitions 									                                     	686,898    5,496   4,482,679                           4,488,175

Employee bonus									                                      	1,334       11 		    9,989                              10,000

Unrealized holding
 losses on available-
 for-sale securities 															                                                       (56,250)                  (56,250)

Net loss				               	               		               	               		               	        (4,315,726) (4,315,726)
	                      -----  ----------  ------  ------  ---------  -------  ----------   -------   -----------   ----------
Balance-March 31, 1998    0 	 $       -    	  	0 	 $  -   6,320,690  $50,566 $60,916,366  $(56,250) $(39,207,480) $21,703,202
																			    =====  ==========  ======  ======  =========  =======  ==========   =======   ===========   ==========



RESPONSE USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

					                                          	Nine Months Ended March 31,
 					                                             	1998	         	1997
								                                            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss					                               	($4,315,726)    ($8,143,060)
   Adjustments to reconcile net loss
    to net cash used in operating activities
   Amortization of monitoring contract costs	 			 2,237,190       1,665,903
   Depreciation and amortization of property
    and equipment		 			                            	494,563         389,366
  (Gain)Loss on sale of property and equipment 	     (2,442)         16,743
   Loss on sale of marketable securities 					       	3,777
   Amortization of deferred financing costs and
    debt discount		 			                            	981,289         750,734
   Amortization of goodwill			 		                  	128,750
   Loss on joint venture	 				                     	355,996          28,442
   Issuance of common stock and warrants for
    consulting fees		 					                                        	689,000
   Compensation expense in connection with
    the issuance of stock options and
    employment contracts		 			                     	537,541       1,739,784
   Decrease in accounts receivable
    Trade		 			                                     	37,440           2,266
    Net investment in sales-type leases		 			       	54,669          33,034
   Increase in inventory 					                    	(372,591)       (179,704)
   Increase in prepaid expenses and other
    current assets					                           	(362,062)       (103,151)
   Increase in deposits		 			                      	(10,585)         		(282)
   Increase in accounts payable - Trade				 	      	434,743         213,939
   Increase (decrease) in accrued expenses and
    other current liabilities			 		                	154,868        (876,513)
   Increase in deferred revenues			 		           	1,156,260         342,321
								                                         ----------       ----------
  	Net cash provided by (used in) operating
     activities				                              	1,513,680      (3,431,178)
								                                         ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of monitoring contracts
   (net of purchase holdbacks)		 				           (12,303,021)     (3,377,559)
  Proceeds from the sale of marketable
   securities					                                 	113,138
  Proceeds from the sale of property and
   equipment			                                      			900 	       	39,864
  Purchase of property and equipment					       	(1,482,990)       (525,823)
  Investment in Joint Venture			 				                               	(4,629)
								                                         -----------      ----------
 	Net cash used in investing activities				    	(13,671,973)     (3,868,147)
								                                         -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the secondary offering		   				  21,247,200
  Costs incurred in connection with the
   secondary offering				 	                     	(3,269,612)
  Proceeds from the issuance of
   preferred stock							                                        	7,500,000
  Redemption of preferred stock	 				           	(8,676,935)
  Costs incurred in connection with
   the preferred stock issuance			 		              	(16,081)     (1,012,449)
  Deferred financing costs incurred	 				          	(44,931)         22,761
  Proceeds from long-term debt
   Notes payable	 				                           	5,197,711      14,300,000
  Principal payments on long-term debt
   Notes payable				 	                          	(1,969,672)    (15,217,908)
   Capitalized lease obligations			 		             	(44,777)        (65,364)
  Net proceeds from the exercise of
   stock options and warrants				 	                	135,241         447,260
								                                         -----------    ------------
 	Net cash provided by financing activities					 12,558,144       5,974,300
								                                         -----------    ------------
NET INCREASE (DECREASE) IN CASH						               399,851      (1,325,025)

CASH - BEGINNING					                              	698,551       1,926,766
								                                         ----------      ----------
CASH - ENDING					                              	$1,098,402        $601,741
								                                         ==========      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the year for interest						 $1,075,461        $776,156
    Cash paid during the year for income taxes		         --	 	           --




             RESPONSE USA, INC. AND SUBSIDIARIES
                   STATEMENT OF CASH FLOWS

Supplemental Disclosures of Noncash Investing and Financial
Activities

     During the nine months ended March 31, 1997 and 1998, long-term notes payable of $74,028 and $160,904, respectively, were incurred for the purchase of property and equipment. In July 1996, capitalized lease obligations of $143,100 were incurred for the acquisition of property and equipment.

     During the nine months ended March 31, 1997, convertible subordinated promissory notes of $50,000 were converted to common stock. As a result, the Company reduced deferred financing costs and additional paid-in capital in the amount of $5,068.

     During the nine months ended March 31, 1997, the Company recorded accretion to preferred stock in the amount of $5,895,000 with a corresponding charge to accumulated deficit. The accretion represents the intrinsic value of the beneficial conversion feature contained within the preferred stock.

     During the nine months ended March 31, 1997 and 1998, the Company recorded deemed dividends and accretion on such deemed dividends totaling $661,681 and $2,044,152, respectively, in connection with the preferred stock issuance, with a corresponding charge to accumulated deficit.

     During the nine months ended March 31, 1997 and 1998, $610,000 and $1,000,000 of preferred stock, and $8,738 and $100,000 in deemed dividends were converted into 63,446 and 300,000 shares of common stock, respectively (see Note 4 of Notes to Consolidated Financial Statements).

     During the nine months ended March 31, 1998, the Company recorded additional paid-in capital of $1,255,653, with a corresponding charge to accumulated deficit, to reflect the fair value of the additional warrants issued to the preferred shareholders (see Note 4 of Notes to Consolidated Financial Statements).

     During the nine months ended March 31, 1997, the Company decreased the put obligation payable associated with warrants issued to the Company's lender and the corresponding charge to deferred financing costs by $315,155, in connection with the refinancing at June 30, 1996. On June 24, 1997, the Company, in return for the holder of the warrants forgiving the put obligation feature, reduced the exercise price of such warrants from $9.75 to $4.50. On August 13, 1997, the Holder exercised the warrants and received 107,263 shares of common stock and blank check preferred stock convertible into 102,319 shares of common stock (see Note 3 of Notes to Consolidated Financial Statements).

     On February 13, 1998, the Company entered into an amended and restated Loan and Security Agreement with Mellon Bank, N.A. increasing the Credit Line to $18,000,000. In connection with the Company's amended and restated Loan and Security Agreement, the Company issued 40,000 shares of its common stock, valued at $267,500, to APT Holdings Corporation (an affiliate of Mellon Bank, N.A.), and 15,000 shares of its common stock , valued at $90,000, to a consultant (see Note 3 of Notes to Consolidated Financial Statements).

     During the nine months ended March 31, 1998, the Company increased monitoring contract costs and the corresponding transition costs liability (included in accrued expenses and other current liabilities) in the amount of $119,665.

     During the nine months ended March 31, 1998, the Company issued 686,664 shares of its common stock, valued at $4,488,175, in connection with acquisitions (see Note 2 of Notes to Consolidated Financial Statements).


             RESPONSE USA, INC. AND SUBSIDIARIES
             STATEMENT OF CASH FLOWS (continued)

Supplemental Disclosures of Noncash Investing and Financial
Activities (continued)

     During the nine months ended March 31, 1997 and 1998, the Company issued 5,567 and 2,900 shares of its common stock, respectively, pursuant to guarantees of stock valuations, in connection with past acquisitions of monitoring contracts. The Company, also, canceled 2,666 shares of its common stock pursuant to guarantees of stock valuations, during the nine months ended March 31, 1998.

     During the nine months ended March 31, 1997 and 1998, the Company reduced amounts receivable and recorded monitoring contract costs in the amount of $154,570 and $4,326, respectively, in connection with the purchase of monitoring contracts.

     During the nine months ended March 31, 1997, the Company reduced monitoring contracts and the corresponding purchase holdbacks in the amount of $294,652.

     During the nine months ended March 31, 1997, the Company issued 8,334 shares of its common stock, valued at $75,000, in connection with the purchase of monitoring contracts.

     In March 1997, the Company issued 364,721 shares of its common stock, valued at $3.3 million in connection with a Joint Venture.

     During the nine months ended March 31, 1998, the Company issued 1,334 shares of its common stock, valued at $10,000, as an employee bonus.



             RESPONSE USA, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. Basis of Presentation

     The accompanying interim balance sheet as of March 31, 1998, and the related statements of operations, stockholders' equity and cash flows have been prepared by management of the Company and are in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, comprising normal recurring accruals necessary for a fair presentation of the results of the Company's operations, are included.

     Certain amounts in the 1997 quarterly and nine month financial statements have been reclassified to conform to the 1998 presentation.

     These financial statements should be read in conjunction with the Company's annual financial statements.


2. Acquisitions

     On September 30, 1997, the Company, entered into an agreement with Triple A Security Systems, Inc. ("Triple A"), a Pennsylvania corporation, and Robert L. May, an individual, to acquire substantially all of the assets of Triple A. Triple A is engaged in the installation, servicing and monitoring of electronic security systems. On February 11, 1998, the Company acquired Triple A. In consideration of the acquisition of approximately 14,000 subscriber accounts, the Company paid Triple A an aggregate of $13,030,169, consisting of $10,035,096 in cash (including acquisition costs incurred of $35,096) and 460,780 shares of its common stock, valued at $2,995,073; additionally the Company assumed certain liabilities totaling $1,051,883.

     The following represents the assets purchased and the
liabilities assumed:
          Assets
              Cash                            $     211,069
              Marketable securities                 116,915
              Accounts receivable                   472,137
              Inventory                             466,897
              Due from affiliate                     92,203
              Prepaid expenses and other
                current assets                       13,313
              Monitoring contracts               11,609,264
              Covenant - Noncompete                  50,000
              Property and equipment              1,050,254
                                                 ----------
                                                 14,082,052
                                                 ----------
          Liabilities
              Deferred revenue                      998,139
              Accrued expenses and other
                current liabilities                  53,744
                                                 ----------
                                                  1,051,883
                                                 ----------
          Total purchase price                  $13,030,169
                                                 ==========

     In October 1997, the Company entered into an agreement to acquire all of the outstanding stock of The Jupiter
Group, Inc., dba Triple A Patrol ("Jupiter"), a patrol service company. Jupiter's patrol services are principally supplied in areas in which the Company believes that Triple
A is a substantial provider of security systems services.
The patrol service supplements the Company's alarm monitoring service by providing routine patrol of a subscriber's premises and neighborhood, response to alarm system activations and "special watch" services, such as picking up mail and newspapers and increased surveillance when the


2. Acquisitions (Continued)

customer is on vacation. On February 11, 1998, the Company acquired Jupiter. In consideration of the acquisition, the Company issued 161,050 shares of its common stock, valued at $1,039,163, subject to adjustment.

     The following represents the assets purchased and the
liabilities assumed:
          Assets
              Cash                            $       80,254
              Accounts receivable                    219,440
              Prepaid expenses and other
                current assets                        13,287
              Monitoring contracts                   868,973
              Covenant - Noncompete                   23,157
              Property and equipment                 159,810
                                                   ---------
                                                   1,364,921
                                                   ---------
          Liabilities
              Accounts payable                        36,489
              Due to affiliate                        92,483
              Accrued expenses and other
                current liabilities                   56,373
              Notes payable                          140,413
                                                   ---------
                                                     325,758
                                                   ---------
          Total purchase price                  $  1,039,163
                                                   =========

     On February 23, 1998, the Company entered into an agreement to acquire all of the outstanding stock of Organization for Enhanced Capability, Incorporated ("OEC"), a Massachusetts corporation. OEC provides technological support services to help elderly or medically-at-risk individuals live independently, without the need of supervised care, through the use of personal emergency response systems ("PERS"). In consideration of the acquisition of approximately 2,500 subscriber accounts, the Company paid an aggregate of $1,820,323, consisting of $1,215,322 in cash, a note payable in the amount of $200,000 payable over two years, and 60,000 shares of its common stock valued at $405,001.

     The following represents the assets purchased and the liabilities assumed:

          Assets
              Prepaid expenses and other
                current assets                  $      7,926
              Monitoring contracts                 1,799,491
              Covenant - Noncompete                   20,000
              Property and equipment                   9,198
                                                   ---------
                                                   1,836,615
                                                   ---------
          Liabilities
              Deferred revenue                        16,292
                                                   ---------
          Total purchase price                  $  1,820,323
                                                   =========

     During the nine months ended March 31, 1998, the Company purchased additional monitoring contracts for an aggregate of $1,837,790. As consideration, the Company paid
$1,389,926 in cash, including acquisition and assimilation costs of $166,883, issued 4,834 shares of the Company's common stock valued at $48,938, recorded purchase holdbacks of $394,600 (which are payable over periods of up to two years based on performance guarantees of the seller), and reduced accounts receivable in the amount of $4,326.

2. Acquisitions (Continued)

     The following unaudited pro forma combined operating information for the nine and three months ended March 31, 1998 and 1997, gives effect to the acquisitions as if they had been completed at July 1, 1996. The pro forma information is based on the historical financial statements of the Company, Triple A, Jupiter, and OEC, giving effect to the purchase method of accounting.

     The unaudited pro forma combined operating information may not be indicative of the results that actually would have occurred if the acquisition had occurred on July 1, 1996.

                           Nine Months Ended           Three
Months Ended
                         1998           1997           1998
1997

Operating revenues           $16,609,209  $15,175,264  $5,755,122  $5,267,394
Loss before extra-
 ordinary item                (4,993,505)  (6,530,581) (2,520,966) (2,724,885)
Net loss                      (4,993,505)  (9,080,289) (2,520,966) (2,724,885)
Net loss applicable to
 common shareholders          (4,993,505)  (9,080,289) (2,520,966) (2,724,885)
EBITDA                         2,389,875      377,230     825,067    (305,350)
Net loss per common
 share applicable to
 common shareholders              ($1.42)      ($4.39)      ($.52)     ($1.26)
Weighted average
 number of shares
 outstanding                   3,509,399    2,065,946   4,854,585   2,162,577


3. Long-Term Notes Payable

          Line of Credit Agreement
          ------------------------
          Note payable with interest only due through June
          30, 2000 at prime plus 1-3/4% on the outstanding
          loan balance; a commitment fee of .5% is payable
          on the average daily unused credit; collateralized
          by all assets of the Company                         $ 15,610,000

          Equipment Financing
          -------------------
          Payable in monthly installments aggregating
          $15,372 including interest at rates ranging from
          2.94% to 11.83%; final payments due April, 1998
          through August, 2002; collateralized by related
          equipment                                                 311,826

          Reorganization Debt
          -------------------
          As part of the 1990 plan of reorganization of a
          1987 bankruptcy, the U.S. Bankruptcy Court approved
          a 30.5% settlement on the total unsecured claims
          submitted; payments are due March 1 of each year,
          as follows: 3% ($86,817) each year -- 1999 through
          2000; interest imputed at 14%; net of imputed
          interest of $30,676                                       142,958

          Federal priority tax claims payable in annual
          installments of $2,211 through March, 1999, and
          $ 1,896 thereafter                                          7,898


3. Long-Term Notes Payable (Continued)

          Other
          -----
          Notes payable in monthly installments of $9,046
          including interest at 8%; final payments due
          March 2000; collateralized by related monitoring
          contracts                                                 192,288
                                                                 ----------
                                                                 16,264,970
          Less Current Portion                                      310,849
                                                                 ----------
                                                                $15,954,121
                                                                 ==========


     On June 30, 1996, the Company entered into a four-year $15,000,000 revolving bank line of credit agreement, which was increased to $15,500,000 on January 14, 1998 and increased to $18,000,000 on February 13, 1998 (see below). Loans outstanding bear interest at prime plus 1-3/4%, are collateralized by all assets of the Company, and are subject to certain restrictive covenants. The agreement also provides for a commitment fee payable monthly in arrears, of
 .5% based on the average daily-unused credit. As of March 31, 1998, the Company has available on its revolving credit facility the amount of $2,390,000.

     On June 30, 1996, in connection with obtaining a line of credit, the Company issued a stock purchase warrant (the "Warrant") to an affiliate of the bank which provided the line of credit. The terms of this Warrant, which were subsequently modified (see below), included the following:
(i) number of shares, 344,045; (ii) exercise price, $9.75 per share; (iii) expiration date, June 30, 2006; and
(iv) put obligation feature, which the holder of the warrant can require, during the period between July 1, 2000 and June 30, 2001 upon 10 days notice, the Company to purchase the Warrant for the difference between the market price of the Company's common stock and the exercise price times 344,045 shares.

     On June 24, 1997, the Company, in return for the holder of the Warrant forgiving the put obligation feature, reduced the exercise price of the Warrant to $4.50.

     On August 13, 1997 the holder of the Warrant exercised the Warrant and received 107,263 shares of common stock and blank check preferred stock convertible into 102,319 shares of common stock, taking advantage of its noncash conversion feature whereby the number of shares issued was reduced from 344,045 to 209,582 and no cash was paid by the holder of the Warrant. On March 24, 1998, such holder converted all of its preferred stock into common stock.

     On October 1 and November 13, 1997, Mellon Bank amended certain financial covenants in the Loan and Security Agreement dated June 30, 1996, as follows: (i) ratio of cash flow to interest expense; (ii) ratio of senior funded debt to cash flow; (iii) net income (loss); and (iv) capital expenditures.

     On February 13, 1998, the Company entered into an amended and restated Loan and Security Agreement with Mellon Bank, N.A. increasing the Credit Line to $18,000,000. Pursuant to the restated Loan and Security Agreement, the amended amortization on the outstanding loan balance is interest only for one year, and the reduction of principal in the amount of $250,000 per quarter, thereafter. In connection with the Company's amended and restated Loan and Security Agreement, the Company issued 40,000 shares of its common stock, valued at $267,500, to APT Holdings Corporation (an affiliate of Mellon Bank, N.A.), and 15,000 shares of its common stock , valued at $90,000, to a consultant.




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

     During the nine months ended March 31, 1998, deemed convertible preferred stock dividends totaling $1,970,528 were recorded relating to the preferred shares. As a result of the beneficial conversion feature contained within the preferred stock dividend, the Company recorded a discount on preferred stock in the amount of $73,624.

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

     Pursuant to the terms of the Settlement Agreement, on June 26, 1997, each Holder received 5,000 Preferred Warrants for each 100 shares of Preferred Stock held as of June 26, 1997, an aggregate of 114,833 Preferred Warrants. The
Preferred Warrants, which are not redeemable by the Company, are exercisable at a price per share of $6.00 and entitle the holder thereof to purchase one share of Common Stock per Preferred Warrant. Of such Preferred Warrants, 50% are exercisable after June 30, 1998 and the remaining 50% of the Preferred Warrants are exercisable after June 30, 1999. The Preferred Warrants expire after June 30, 2006. In connection with the amendment executed on November 30, 1997, each Holder received an additional 7,500 Warrants (the "Additional Warrants") for each 100 shares of Preferred Stock held as of November 30, 1997, an aggregate of 147,250 Additional Warrants. The Additional Warrants, which are redeemable by the Company, are exercisable at a price per share of $10.125 and entitle the holder thereof to purchase one share of Common Stock per Additional Warrant. The value of these Additional Warrants, $1,255,653, was recorded as a dividend to the preferred shareholders. Of such Additional Warrants, fifty percent
(50%) are exercisable after December 1, 1998 and fifty percent (50%) are exercisable after December 1, 1999. The Additional Warrants expire after November 30, 2007.

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


5. Common Stock and Additional Paid-in Capital

     In October, 1997, the Company filed a Form SB-2
Registration Statement under the Securities Act of 1933, offering 3,000,000 shares of Common Stock, par value $.008 per share. The Company granted the Underwriters a 45-day option to purchase up to an additional 450,000 shares of Common Stock solely to cover over-allotments, if any. In connection with the offering, the Underwriters received warrants to


5. Common Stock and Additional Paid-in Capital (Continued)

purchase up to an aggregate of 300,000 shares of Common
Stock, at an exercise price of $9.10, from the Company.

     On February 10, 1998, the Company completed a public offering whereby it issued 3,000,000 shares of its Common Stock, par value $.008, at $6.50 per share. The underwriters exercised their overallotment option to purchase an additional 268,800 shares of the Company's common stock on March 31, 1998. As a result, the Company received net proceeds from such offering of approximately $18.0 million, after giving effect to underwriting discounts and commissions and other expenses of the offering. The net proceeds from the sale of Stock were used for the acquisition of Triple A (see Note 2), and the reduction of amounts outstanding under the Credit Line, which amounts were subsequently borrowed to fund the redemption of the Company's 1996 Series A Preferred Stock (see Note 4).

     In January 1998, the Board of Directors and
Stockholders authorized and approved a one-for-three reverse stock split (the "Reverse Stock Split"). The Reverse Stock Split became effective on the 9th of January 1998. The Reverse Stock Split reduced the number of issued and outstanding shares of common stock from 6,637,787 to 2,212,741. The Company recorded additional paid-in capital of $35,400 and reduced common stock for the same amount. The Company amended its Certificate of Incorporation to increase the authorized number of shares of Common Stock from 12,500,000 to 37,500,000. The financial statements give effect to this transaction effective as of July 1, 1997.

     On January 6, 1998, and effective February 5, 1998, the Board of Directors granted incentive stock options to Directors and Officers of the Company to purchase 500,000 shares of Common Stock at an exercise price equal to the average of the closing bid and ask prices as quoted on the NASDAQ Small Cap Market on the effective date of the Company's secondary public offering or $6.03. The vesting schedule for the incentive stock options are as follows: (i) 225,000 options vested as of February 5, 1998;
(ii) 195,000 options will vest at one-third annually on each anniversary date of grant; and (iii) the remaining 80,000 options vest ratably over a period of one year from the date of grant. In the event of a change in control of the Company, all options will vest immediately.

     During the nine months ended March 31, 1998, the following stock options were exercised: (i) 2,734 nonqualified stock options with an exercise price of $.30;
(ii) 20,571 nonqualified stock options with an exercise price of $7.875; and (iii) 334 incentive stock options with an exercise price of $7.875. As a result, the Company recorded common stock of $189 and additional paid-in capital of $165,240.

     During the nine months ended March 31, 1998, the Company issued 686,664 shares of its common stock, valued at $4,488,175, in connection with acquisitions (see Note 2).

     During the nine months ended March 31, 1998, the Company issued 2,900 shares of its common stock and canceled
2,666 shares of its common stock pursuant to a guarantee of stock valuation in connection with past acquisitions.

     During the nine months ended March 31, 1998, the Company issued 1,334 shares of its common stock, valued at $10,000, as an employee bonus.





5. Common Stock and Additional Paid-in Capital (Continued)

The following is a summary of stock option activity:

                                                                    Weighted
                                          Number        Option      Average
                                            of         Price Per    Exercise
                                          Shares      Share(Range)   Price
                                         --------    -------------  ---------
Options outstanding at June 30, 1997      679,655    $.03 - $13.35    $2.06
  Options granted                         500,000           $6.03     $6.03
  Options exercised                       (23,639)   $.30 - $7.875    $7.00
  Options canceled or expired                  --    $          --    $  --
                                        ---------    -------------    ------
Options outstanding at March 31, 1998   1,156,016    $.03 - $13.35    $3.677
                                        =========    =============    ======
Options exercisable at March  31, 1998    894,350    $.03 - $13.35    $2.988
                                        =========    =============    ======

The following is a summary of warrant activity:

                                               Number       Exercise Price
                                              of Shares        Per Share
                                             ----------     ---------------
Warrants outstanding at June 30, 1997         1,722,222      $4.50 - $24.00
 Warrants granted to underwriter                300,000               $9.10
 Warrants granted to preferred shareholders     147,250              $10.13
 Warrants exercised in connection with
  refinancing                                  (209,582)              $4.50
 Warrants canceled in connection with
  refinancing                                  (134,463)              $4.50
                                              ---------      --------------
Warrants outstanding at March 31, 1998        1,825,427      $6.00 - $24.00
                                              =========      ==============

6. Net Loss Per Common Share

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share", which was adopted by the Company effective for the year ended June 30, 1998, as required by this statement. For the nine and three months ended March 31, 1998 and 1997, the potential common shares have an antidilutive effect on the net loss per common share for common stockholders. Accordingly, diluted net loss per common share for common shareholders has not been presented.

7. Commitments and Contingencies

     The Company has employment contracts with two former key employees of USS for terms expiring March, 1999. The contracts provide for initial base salaries aggregating
$240,000 which are subject to incremental increases as determined by the Board of Directors. Additional compensation is due provided the following conditions are realized:
(i) if the Company increases its net alarm system subscriber accounts by at least 10,000 accounts before March 1999, the Company shall pay each employee $1.0 million less the gross proceeds from the sale or exercise of their options; (ii) if the Company increases its net alarm system subscriber accounts by at least 15,000 accounts before March, 1999, the Company shall pay each employee $1.5 million less the gross proceeds from the sale or exercise of their options; (iii) any increases in net alarm systems between 10,000 and 15,000 accounts shall entitle certain employees to a pro rated amount between $1.0 million and $1.5 million as determined in provisions
(i) and (ii) above. At March 31, 1997 and 1998 the increase in net alarm systems exceeded 15,000 accounts. As a result, the Company recorded compensation expense and a deferred compensation liability at March 31, 1997 and 1998 of $1,597,500 and $537,541, respectively. Increases in the Company's stock price result in a decreasing obligation on behalf of the Company and also are the cause for the compensation benefit in 1997. On March 31, 1998, the Company elected to terminate the two employees, without cause, effective June 28, 1998. The Company will be required to make certain payments in connection with such termination.

7. Commitments and Contingencies (Continued)

     The Company entered into an employment contract with the former President of Triple A Security Systems, Inc. for a term expiring February 2001. The contract provides for an initial base salary of $150,000 with incremental increases pursuant to the employment agreement. Additional compensation is due annually, provided certain financial performance criteria are achieved. The Company granted the employee 175,000 incentive stock options, of which, 105,000 options are currently vested, and the remaining options will vest at one-third annually on each anniversary date of grant. In the event of a change in control of the Company, all options will vest immediately.

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

General Overview

      The Company is a fully-integrated security systems provider engaged in the monitoring, sale, installation, and maintenance of residential and commercial security systems PERS. The Company is a regional provider of security alarm monitoring services for residential and small business subscribers operating in the states of New York, New Jersey, Pennsylvania, Delaware, and Connecticut. The Company is also a nationwide provider of PERS products which enable individual users, such as elderly or disabled persons, to transmit a distress signal using a portable transmitter.

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

      The Company's PERS is an electronic device which is designed to monitor, identify and electronically report emergencies requiring medical, fire or police assistance, to help elderly, disabled and other individuals. When activated by the pressing of a button, or automatically in the case of certain environmental temperature fluctuations, the transmitter sends a radio signal to a receiving base installed in the user's home. The receiving base relays the signal over telephone lines to a monitoring station which provides continuous monitoring services. In addition, this signal establishes two-way voice communication between the user and the monitoring station personnel directly through the PERS unit, thereby avoiding any need for the user to access a telephone.

Liquidity and Capital Resources

          On February 10, 1998, the Company completed a public offering whereby it issued 3,000,000 shares of its Common Stock, par value $.008, at $6.50 per share. The underwriters exercised their overallotment option to purchase an additional 268,800 shares of the Company's common stock on March 31, 1998. As a result, the Company received net proceeds from such offering of approximately $18.0 million, after giving effect to underwriting discounts and commissions and other expenses of the offering.


Liquidity and Capital Resources (Continued)

The net proceeds from the sale of Stock were used for the acquisition of Triple A (see Note 2 of Notes to Consolidated
Financial Statements), and the reduction of amounts outstanding under the Credit Line, which amounts were subsequently borrowed to fund the redemption of the Company's
1996 Series A Preferred Stock (see Note 4 of Notes to
Consolidated Financial Statements).

     On June 30, 1996 through July 3, 1996, the Company completed a restructuring of its long-term debt. The Company obtained a $15 million revolving credit facility from Mellon Bank, N.A., which was increased to $15.5 million on January 14, 1998 and increased to $18 million on February 13, 1998 (see below), and issued $7.5 million of its 1996 Series A Convertible Preferred Stock to institutional and individual domestic and foreign investors. The proceeds of the financing were utilized to repay the Company's existing long-term indebtedness and resulted in a substantial decrease in the Company's borrowing costs. The restructuring resulted in an extraordinary charge of $2,549,708 for early extinguishment of debt in Fiscal 1997. As of March 31, 1998, the Company has available on its revolving credit facility the amount of $2,390,000. The credit facility bears interest at the Prime Rate, plus 1 3/4%. On February 13, 1998, the Company entered into an amended and restated Loan and Security Agreement with Mellon Bank, N.A. increasing the Credit Line to $18,000,000. Pursuant to the restated Loan and Security Agreement, the amended amortization on the outstanding loan balance is interest only for one year, and the reduction of principal in the amount of $250,000 per quarter, thereafter. The increase in the line of credit was conditional upon net proceeds received, after the redemption of preferred shareholders and expenses, from the secondary offering (see Note 3 of Notes to Consolidated Financial Statements). The Company's working capital decreased by $216,812 from a working capital deficiency of $1,023,805 at June 30, 1997, to a working capital deficiency of $1,240,617 at March 31, 1998. The Company believes its cash flows from operations will be sufficient to fund the Company's interest payments on its debt and capital expenditures, which are the Company's principal uses of cash other than the acquisitions of portfolios of subscriber accounts. The Company is currently considering increasing or replacing its current credit facility, and is in an advanced stage of negotiations with respect to a new credit facility.

     Net cash provided by operating activities for the nine months ended March 31, 1998 was $1,513,680. A net loss of $4,315,726 including noncash transactions totaling $4,736,664, provided cash from operating activities in the amount of $420,938. The noncash transactions are as follows:
(i) depreciation and amortization of $3,841,792; (ii) compensation expense in connection with employment agreements of $537,541; (iii) a loss on joint venture of $355,996; and (iv) a net loss from the sale of marketable securities and equipment of $1,335. Cash provided by operating activities included significant changes in inventory, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities, and deferred revenues totaling $1,011,218. The increase in inventory of $372,591 is primarily attributable to the purchase of WanderWatch systems, a monitoring device designed to provide around-the-clock monitoring of patients that suffer from Alzheimer's disease and other diseases or injuries which may involve memory loss, in preparation of the anticipated distribution of this new product; and inventory purchased as part of the Triple A acquisition. Prepaid expenses and other current assets increased by $362,062, due primarily to the acquisitions of Triple A and OEC, and security deposits on pending acquisitions. Accounts payable and accrued expenses increased by $589,611, due to costs incurred in connection with the offering, and the acquisition of Triple A. Deferred revenues increased by $1,156,260, as a result of the acquisition of approximately 18,000 subscriber accounts during the current fiscal year.

       Net cash used in investing activities for the nine months ended March 31, 1998 was $13,671,973. Purchases of monitoring contracts (including purchase holdback payments) accounted for $12,303,021 of the cash used in investing activities. Other investing activity included the purchase of property and equipment of $1,482,990 (including equipment used for rentals in the amount of $731,194), and proceeds from the sale of marketable securities and equipment of $114,038.


Liquidity and Capital Resources (Continued)

     Net cash provided by financing activities was $12,558,144 for the nine months ended March 31, 1998. The Company received net proceeds of $17,977,588 from its secondary offering, after giving effect to underwriter commissions and other expenses of the offering. Proceeds from the exercise of stock options and warrants totaled $135,241. The Company, on February 10, 1998, redeemed all of the outstanding Series A Preferred Stock, including all deemed dividends, totaling $8,676,935. Net proceeds received from a line of credit of $3,375,000 were used primarily for the acquisition of monitoring contracts, and expenses incurred in connection with the secondary offering. Costs incurred in connection with the prior years refinancing totaled $44,931. Principal payments on long-term debt totaling $214,449 were made during the nine months ended March 31, 1998.

     The Company anticipates transferring all of its subscriber accounts from the third party central station to Triple A's monitoring station, as well as incurring additional costs for the integration of the security businesses during the next twelve months. The Company has no other material commitments for capital expenditures during the next twelve months and believes that its current cash and working capital position and future cash flow from operations will be sufficient to meet its working capital needs for twelve months.

     The Company intends to use borrowings under the revolving bank line of credit together with the remaining cash flow from operations to continue to acquire monitoring contracts. Additional funds beyond those currently available will be required to continue the acquisition program, and there can be no assurance that the Company will be able to obtain such financing.

Results of Operations

          A majority of the Company's revenues are derived from monthly recurring payments for the monitoring, rental and servicing of both electronic security systems and PERS, pursuant to contracts with initial terms up to five years. Service revenues are derived from payments under extended warranty contracts and for service calls performed on a time and material basis. The remainder of the Company's revenues are generated from the sale and installation of security systems and PERS, and since the acquisition of Jupiter in February 1998, security patrol income. Monitoring and service revenues are recognized as the service is provided. Sale and installation revenues are recognized when the required work is completed. All direct installation costs, which include materials, labor and installation overhead, and selling and marketing costs are expensed in the period incurred. Security patrol revenues are recognized as the service is provided. Alarm monitoring and rental services generate significantly higher gross margins than do the other services provided by the Company.

     Since June 30, 1995, the Company has added approximately $738,000 of monthly recurring revenue ("MRR") primarily through acquisitions, of which $488,000 was acquired during the past twelve months. The Company has realized a growth rate of approximately 42% or 19,000 subscribers during the past twelve months from 45,000 subscribers at March 31, 1997 to approximately 64,000 subscribers at March 31, 1998. The Company's MRR increased by approximately $500,000 or 67% from $750,000 to $1,250,000 for the same comparable period. Security patrol revenues derived from preventive patrol services through vehicles covering residential neighborhood communities are included in the Company's MRR.

     Operating revenues increased by $1,756,697 or 19% and $1,228,745 or 37% for the nine months and three months ended March 31, 1998 as compared to the same periods ended March 31, 1997. The acquisitions of Triple A, Jupiter, and OEC, during February 1998, accounted for additional operating revenues as follows: (i) product sales - $316,711; (ii) monitoring and service revenues - $643,980; and (iii) security patrol revenues - $301,202; for an aggregate totaling $1,261,893. Product sales increased by $120,587 or 6% and $52,724 or 6% for the nine months and three months ended March 31, 1998 as

Results of Operations (Continued)

compared to the same periods ended March 31, 1997. The increases in product sales for the nine and three month periods were due to the additional sales from the above acquisitions totaling $316,711, which were offset by decreases in the sales of PERS of approximately $200,000 and $185,000, respectively, and a decline in residential security systems installations of $70,000 for the three month period. The decline in PERS product sales was primarily due to significantly lower PERS sales to private label wholesalers. The significant growth in monitoring and service revenues of $1,334,908 or 19% and $874,819 or 35% for both the nine and three month periods ended March 31, 1998 as compared to the same periods ended March 31, 1997, were due to additional monitoring and service revenues from the aforementioned acquisitions totaling $643,980, and the continued growth of the Company through acquisitions of monitoring contracts. The Company, through its acquisition of Jupiter, has expanded its operating revenue base to include security patrol revenue, which totaled $301,202 for both periods ended March 31, 1998.

     The Gross Profit Margin ("GPM"), as a percentage of sales, for both the three and nine months ended March 31, 1997 were 60% and 62%, and 59% and 63% for the same comparative periods ended March 31, 1998, respectively. To calculate the gross profit margin as a percentage of revenues, the Company added back an inventory adjustment of $217,000 for 1997. The inventory adjustment was primarily due to the reduction of the valuation of parts used in the repair of outdated electronic security systems acquired from other alarm dealers. Services and rental GPM's decreased slightly, from 72% and 73% for both the nine and three month periods ended March 31, 1997 (excluding the inventory adjustment), to 71% for the same comparable periods ended March 31, 1998. Additional costs were incurred in servicing the existing customer base due to telephone area code changes, implemented by the local telephone companies, within the Company's operating region. The increase in GPM's on product sales, as a percentage of sales, of 7% and 6% for the same nine and three month periods ended March 31, 1998 and 1997, respectively, were due to the significant decline in the sales of PERS to private label resellers, during both periods ended March 31, 1998 as compared to 1997, which result in significantly lower gross profit margins than other product sales. The GPM on the security patrol revenue was 21% , as a percentage of sales, for both periods ended March 31, 1998.

     Selling, general and administrative expenses (excluding consulting fees, resulting from the issuance of warrants in connection with obtaining the line of credit, of $689,000 for the nine months ended March 31, 1997; and nonrecurring charges totaling $900,000 for the nine and three months ended March 31, 1997) grew to $5,401,144 and $2,074,690 for the nine and three month periods ended March 31, 1998, which represents increases of $1,019,622, or 23% and $581,118 or 39%, over selling, general and administrative expenses for the same periods ended March 31, 1997. The nonrecurring charges include (i) direct write-offs of accounts receivable of $228,000; (ii) an increase in the allowance for doubtful accounts of $322,000; (iii) engineering, development and licensing costs of $50,000; (iv) approximately $200,000 in professional fees and legal fees attributable primarily to the litigation involving the Company's 1996 Series A Preferred Stock; (v) and $100,000 in due diligence costs associated with loss from acquisition terminations and amortized transition costs. The acquisitions of Triple A, Jupiter, and OEC accounted for approximately $400,000 or 39% and 69% of the increase for the nine and three months ended March 31, 1998 as compared to the same periods ended March 31, 1997. Selling, general and administrative expenses, as a percentage of total operating revenues, increased from 47% and 45%, to 49% and 46% for the nine and three months ended March 31, 1997 and 1998, respectively. The slight increase in selling, general and administrative expenses was primarily due to increases in corporate overhead expenses incurred to assimilate newly acquired customers into the Company's customer base, and to support the larger subscriber base. While selling, general and administrative expenses, as a percentage of revenues, increased by 2% and 1% during the nine and three month periods ended March 31, 1998, monitoring and service revenues increased by 19% and 35% between the comparable periods, reflecting efficiencies realized in the Company's corporate offices. The Company anticipates that its current level of selling, general and administrative expenses, as a percentage of sales, will decrease as a result of the Company's


Results of Operations (Continued)

operating revenues growing substantially due to increases in monitoring and service revenues from ongoing acquisitions, and the integration of the operations of the recently acquired security business.

          During the nine months and three months ended
March 31, 1998, the Company recorded a deferred compensation liability with a corresponding charge to operating expenses in the amount of $537,541 and $732,541, respectively; and $1,597,500 and $772,500 for the nine and three months ended March 31, 1997, pursuant to employment contracts (see Note 6 of Notes to Consolidated Financial
Statements). The Company, in December 1996, granted Non-
Qualified Stock Options to key employees at an exercise price below market price, as a result the Company recorded compensation expense of $142,284.

      Amortization and depreciation expenses increased by $805,235 or 39% and $439,201 or 61% for the nine and three months ended March 31, 1998, as compared to the same periods ended March 31, 1997.

     The increases in amortization and depreciation expense is due to the Company's acquisition of monitoring contracts, totaling approximately $8 million, during the fiscal year ended June 30, 1996 and the acquisition of approximately 18,000 monitoring contracts during the current fiscal year.

     Costs incurred in connection with the line of credit agreement have been deferred and amortized over the terms of the financing using the straight-line method. The amortization of deferred financing costs for the nine and three months ended March 31, 1998 were $981,289 and $378,102, as compared to $750,734 and $58,756 for the comparable periods ended March 31, 1997.

     Interest expense increased by $508,825 or 80%, and $152,764 or 55% for the nine and three months ended March 31, 1998, as compared to the same periods ended March 31, 1997. The increase in interest expense is due to an increase in borrowings of approximately $4.7 million during the past twelve months, which was used primarily for acquisitions and other capital expenditures.

          On March 4, 1997, the Company entered into a joint venture agreement with BKR, Inc. to acquire a 50% interest in HealthLink Ltd. Healthlink Ltd. subcontracts its production of the HealthLink System to a third-party foreign manufacturer. The HealthLink System, a low cost PERS product, is distributed nationally through retail stores. For the nine months ended and quarter ended March 31, 1998, the Company has realized non-cash losses from joint venture of $355,996 and $108,985, respectively.

     The net losses for the nine and three months ended
March 31, 1998 were $4,315,726 or ($1.53) per share based on 2,827,569 shares outstanding; and $2,181,442 or ($.52) per share based on 4,172,755 shares outstanding; as compared to net losses of $8,143,060 or ($5.88) per share based on 1,384,116 shares outstanding, and $2,461,504 or ($1.66) per share based on 1,480,747 shares outstanding for the nine and three months ended March 31, 1997. The net losses applicable to common shareholders (net losses adjusted for dividends and accretion on preferred stock) for the nine and three months ended March 31, 1998 were $7,765,531 or ($2.75) per share based on 2,827,569 shares outstanding, and $3,855,050 or ($.92) per share based on 4,172,755 shares outstanding; as compared to net losses applicable to common shareholders of $14,699,741 or ($10.62) per share based on 1,384,116 shares outstanding, and $2,674,458 or ($1.81) per share based on 1,480,747 shares outstanding for the nine and three month periods ended March 31, 1997, respectively. Earnings before interest, taxes, depreciation and amortization (EBITDA), excluding charges for the loss on debt extinguishment, loss on joint venture, compensation expense - options/employment agreements, consulting fees from the issuance of warrants and nonrecurring adjustments during 1997 were $1,557,340 and $624,740 for the nine months and three months ended March 31, 1998; as compared to $1,191,587 and $292,478 for the nine months and three months ended March 31, 1997; an improvement of $365,753 or 31% and $332,262 or 114%, respectively. This significant improvement in the Company's EBITDA for the comparable periods, is the result of the

Results of Operations (Continued)

Company's ability to assimilate newly acquired monitoring contracts into the existing customer base without incurring substantial increases in overhead expenses.







             Response USA, Inc. and Subsidiaries

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings - None

     Item 2. Changes in Securities -

          The Company amended its Certificate of
Incorporation to increase the authorized number of shares of Common Stock from 12,500,000 to 37,500,000.

          During the quarter ended March 31, 1998, the Company issued 686,664 shares of its common stock, in connection with acquisitions.

           During the quarter ended March 31, 1998, the Company issued 300,000 warrants to the underwriter at an exercise price of $9.10; and 147,250 warrants to the holders of preferred stock ,at November 30, 1997, at an exercise price of $10.125.

          On January 6, 1998, and effective February 5, 1998, the Board of Directors granted incentive stock options to Directors and Officers of the Company to purchase 500,000 shares of Common Stock at an exercise price equal to the average of the closing bid and ask prices as quoted on the NASDAQ Small Cap Market on the effective date of the Company's secondary public offering or $6.03.


     Item 3. Defaults Upon Senior Securities - None

     Item 4. Submission of Matters to a Vote of Security Holders -

          An Annual Meeting of the Stockholders was held on January 6, 1998. The Stockholders of the Company voted on the following: (i) to elect nine members to the Board of Directors of the Company; (ii) to authorize the Board of Directors of the Company to effect a one-for-three reverse stock split of the issued and outstanding shares of common stock, $.008 par value per share; (iii) to authorize an amendment to the Company's Certificate of Incorporation to amend the terms of the Company's 1996 Series A Convertible Preferred Stock;
(iv) to authorize an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock from 12,500,000 to 37,500,000; (v) to adopt the Company's 1997 stock option plan; and (vi) to ratify the selection by the Company of Deloitte & Touche LLP, independent public accountants, to audit the financial statements of the Company for the year ended June 30, 1997.




             Response USA, Inc. and Subsidiaries

PART II. OTHER INFORMATION (CONTINUED)

     Item 4. Submission of Matters to a Vote of Security
Holders (Continued) -

                                                For      Against     Abstain
      Election to the Board of Directors-
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

     Item 5. Other Information - None

     Item 6. Exhibits and Reports on Form 8-K
          (a) Exhibits -
               (11) Computation of Loss per Common Share
               (27) Financial Data Schedule
          (b) Report on Form 8-K - February 19, 1998









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

By: /s/ Ronald A. Feldman
    ---------------------
        Ronald A. Feldman
        Chief Operating Officer
        Vice President, Secretary
        Treasurer