Form 10KSB40
period 1998-06-30
RESPONSE USA INC
filed 1998-09-28
CIK 889087

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB

   (MARK ONE)
       /X/         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JUNE 30, 1998
                                                      OR
       / /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM         TO

                         COMMISSION FILE NUMBER 0-20770

                               RESPONSE USA, INC.

             (Exact name of registrant as specified in its charter)

                        DELAWARE                                                 22-3088639
     (State or other jurisdiction of incorporation                  (I.R.S. Employer Identification No.)
                    or organization)

     11-H PRINCESS ROAD, LAWRENCEVILLE, NEW JERSEY                                 08648
        (Address of principal executive offices)                                 (Zip Code)

       Registrant's telephone number, including area code: (609) 896-4500

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

    The issuer's gross revenues for the most recent fiscal year were $16,520,128.

    The aggregate market value of the Voting Stock held by non-affiliates (based upon the closing bid price) on September 25, 1998, was approximately $22,879,072.

    As of September 25, 1998 there were 6,725,442 shares of Common Stock, par value $.008 per share (the "Common Stock"), outstanding.

    Certain exhibits listed in Item 13 of Part IV have been incorporated by reference.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               RESPONSE USA, INC.
                         1998 FORM 10-KSB ANNUAL REPORT

                               TABLE OF CONTENTS

Item 1.    Business......................................................................          3
Item 2.    Properties....................................................................         25
Item 3.    Legal Proceedings.............................................................         25
Item 4.    Submission of Matters to a Vote of Security Holders...........................         26
Item 5.    Market for the Registrant's Common Stock and Related Security Holder
             Matters.....................................................................         27
Item 6.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations..................................................................         27
Item 7.    Financial Statements..........................................................         34
Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure..................................................................         34
Item 9.    Directors and Executive Officers of the Registrant............................         35
Item 10.   Executive Compensation........................................................         36
Item 11.   Security Ownership of Certain Beneficial Owners and Management................         40
Item 12.   Certain Relationships and Related Transactions................................         41
Item 13.   Exhibits and Reports on Form 8-K..............................................         43

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    As used herein, the term "Company" means, unless the context requires otherwise, the Company and the following wholly-owned subsidiaries: United Security Systems, Inc. ("USS"), Emergency Response Systems, Inc. ("ERS"), Response Ability Systems, Inc. ("Systems"), The Jupiter Group, Inc. d/b/a Triple A Patrol ("Triple A Patrol"), Organization for Enhanced Capability, Inc. ("OEC"), and Response Acquisition Corp. ("RAC"); and HealthLink, Ltd. ("HealthLink"), an entity in which the Company has a 50% equity interest.

    THIS ANNUAL REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS ANNUAL REPORT AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY, WITH RESPECT TO (I) THE COMPANY'S ACQUISITION AND FINANCING PLANS, (II) TRENDS AFFECTING THE COMPANY'S FINANCIAL CONDITION OR RESULTS OF OPERATIONS,
(III) THE IMPACT OF COMPETITION AND (IV) THE EXPANSION OF CERTAIN OPERATIONS. ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. SEE "BUSINESS--RISK FACTORS--CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS."

    The Company is a fully-integrated security systems provider engaged in the monitoring, sale, installation and maintenance of residential and commercial security systems and personal emergency response systems ("PERS"). The Company is a regional provider of security alarm monitoring services for residential and small business subscribers operating in the states of New York, New Jersey, Pennsylvania, Delaware, Maryland and Connecticut. The Company provides security patrol services in northeastern Pennsylvania as a supplement to its alarm monitoring services. The Company is also a nationwide provider of PERS products which enable individual users, such as elderly or disabled persons, to transmit a distress signal using a portable transmitter. The Company currently has an aggregate of approximately 64,000 alarm and PERS subscribers for which it provides monitoring services. As a result of the Company's acquisitions of subscriber account portfolios, the Company's monthly recurring revenue ("MRR") has grown by approximately $450,000, to approximately $1,250,000 for the month ended June 30, 1998 from approximately $800,000 for the month ended June 30, 1997. According to a May 1998 report published by Security Distributing and Marketing ("SDM"), an organization which publishes industry reports, as of December 31, 1997, the Company is the 18th largest electronic security company in the United States, based on gross revenues, and the 16th largest electronic security company, based on recurring annual revenues.

    The Company's electronic security systems business utilizes electronic systems installed in businesses and residences to provide (i) detection of events such as intrusion or fire, (ii) surveillance and (iii) control of access to property. The detection devices are currently monitored either by a third-party monitoring station located in Euclid, Ohio (the "Euclid Monitoring Station") or the Company's Underwriters Laboratory and Factory Mutual approved monitoring station located in Wilkes Barre, Pennsylvania (the "Triple A Monitoring Station," and together with the Euclid Monitoring Station, the "Monitoring Station"). The Monitoring Station personnel verify the nature of the emergency and contact the appropriate emergency authorities in the user's area. In some instances, commercial customers may monitor these devices at their own premises or the devices may be connected to local fire or police departments. The products and services marketed in the electronic security services industry range from residential systems that provide basic entry and fire protection to more sophisticated commercial systems. During the current fiscal year, the Company anticipates transferring all of its subscriber accounts from the Euclid Monitoring Station to the Triple A Monitoring Station.

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

    The electronic security services industry is highly fragmented and the Company's strategy is to grow primarily by acquisition, generate internal growth, and grow by offering new products and services. According to an industry report published in 1998, there are approximately 16,000 separate security services companies nationally and, according to the May 1998 SDM report, the electronic security services industry generates an aggregate of approximately $14 billion in revenues annually. The Company believes that there is an industry-wide trend towards consolidation due, in part, to the relatively high fixed costs of maintaining a centralized monitoring station and the relatively low incremental cost of servicing additional subscribers. The Company completed the acquisition of an aggregate of 17 subscriber account portfolios (a total of approximately 19,000 subscriber accounts) during the fiscal year ended June 30, 1998.

    In February 1998, the Company acquired substantially all of the assets of Triple A Security Systems, Inc. ("Triple A") including the Triple A Monitoring Station. Triple A was engaged in the monitoring, sale and installation of residential and commercial security systems, principally in northeastern Pennsylvania. At the time of the acquisition by the Company, Triple A serviced approximately 14,000 subscriber accounts which were monitored by the Triple A Monitoring Station.

    In November 1996, the Company entered into a two-year agreement granting it the exclusive worldwide distribution rights within the health care industry to WanderWatch,-TM- a monitoring system designed to assist in the care of patients with Alzheimer's disease, autism, head injury, dementia or other diseases or injuries which may involve memory loss. WanderWatch-TM- is similar to PERS, except that the transmitter is designed to be continuously activated and transmits a signal to the base unit. If the base unit does not receive the requisite number of transmissions, it indicates that the patient may have wandered outside the "safety range," and triggers an alarm in the home base unit. If the alarm is not disabled, a signal is automatically transmitted to the Monitoring Station, whose personnel will then place calls based upon a set protocol established by the caregivers. The license agreement for WanderWatch-TM- provides for automatic one-year renewals and the Company's exclusive rights to the license are subject to forfeiture under certain circumstances. WanderWatch-TM- is currently being test-marketed by the Company and the Company does not anticipate commencing distribution of the product prior to the fourth quarter of its current fiscal year.

    The Company's revenues consist primarily of recurring payments under written contracts for the monitoring and servicing of security systems and PERS products. The Company currently monitors approximately 64,000 subscribers. For the fiscal year ended June 30, 1998, monitoring and service revenues represented 74.8% of total revenues. MRR is a term commonly used in the alarm industry and means monthly recurring revenue that the Company is entitled to receive under contracts in effect at the end of the period. MRR is utilized by the alarm industry to measure the size of a company, but not as a measure of profitability or performance, and does not include any allowance for future attrition or allowance for doubtful accounts. During the fiscal year ended June 30, 1998, the Company's MRR grew by approximately $450,000, to approximately $1,250,000 from approximately $800,000 for the fiscal year ended

June 30, 1997. Total revenues have increased during such period from $12,722,903 to $16,520,128, a 30% increase.

ELECTRONIC SECURITY INDUSTRY

    The security services industry encompasses a wide range of products and services, which can be broadly divided into electronic monitoring products and services which the Company provides and highly labor intensive manned guarding and patrol services, which the Company provides on a limited basis through its subsidiary, Triple A Patrol. Electronic monitoring products and services consist of the sale, installation, continuous monitoring and maintenance of electronic security systems. This business utilizes modern electronic devices installed in customers' businesses and residences to provide (i) detection of events such as intrusion or fire, (ii) surveillance and (iii) control of access to properties. Event detection devices are monitored by a monitoring center, which is linked to the customer through telephone lines. This center is often located at remote distances from the customer's premises. In some instances, the customer may monitor these devices at its own premises or the devices may be connected to local fire or police departments. The products and services marketed in the electronic security services industry range from residential systems that provide basic entry and fire protection to sophisticated commercial systems incorporating closed-circuit television systems and access control.

    The Company believes that the electronic security services industry is characterized by the following attributes:

    - HIGH DEGREE OF FRAGMENTATION. The electronic security services industry is comprised of a large number of local and regional companies and several integrated national companies. The Company believes that, based on industry studies, there are approximately 16,000 separate security services companies nationally generating an aggregate of approximately $14 billion in revenues annually. A survey published by SDM magazine in May 1998 reported that, in 1997, based upon information provided by the respondents, the 100 largest companies in the industry accounted for approximately 24% of total industry revenues.

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

    The Company believes that several factors contribute to a favorable market for electronic security services generally in the United States:

    - HIGH LEVEL OF CONCERN ABOUT CRIME. As the perception of violent crime and the reporting of crime by the news media has increased, the belief by Americans that crime is a significant problem has also grown. Concurrently, demand for security systems has grown with greater awareness of risk management within the business community. In addition to the protection that electronic detection and surveillance systems provide, the Company believes that such systems also have a deterrent effect against crime.

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

ELECTRONIC SECURITY SERVICES

    The Company's electronically-monitored security systems involve the use on a customer's premises of devices designed to detect or react to various occurrences or conditions, such as intrusions, movement, fire, smoke, flooding, environmental conditions (including temperature or humidity variations) and other hazards. In most systems these detection devices are connected to a microprocessor-based control panel which communicates through telephone lines to the Monitoring Station where alarm and supervisory signals are received and recorded. Systems may also incorporate an emergency "panic button," which when pushed causes the control panels to transmit an alarm signal that takes priority over other alarm signals. In most systems, control panels can identify the nature of the alarm and the areas within a building where the sensor was activated and transmit the information to the Monitoring Station. Depending upon the type of service for which the subscriber has contracted, Monitoring Station personnel respond to alarms by relaying appropriate information to the local fire or police departments, notifying the customer or taking other appropriate action. The Company currently has approximately 42,000 alarm subscribers for which it provides monitoring services. Of such alarm subscribers, approximately 70% are residential and 30% are commercial.

    RESIDENTIAL SYSTEMS. Residential security services consists of the sale, installation, monitoring and maintenance of electronically monitored security systems to detect intrusion and fire. The Company believes that the demand for residential systems results from a general awareness of crime and security concerns. In addition, residential customers are usually able to obtain more favorable insurance rates if an electronically monitored security system is installed in their home. Approximately 70% of the Company's customers are residential. On average, fees charged for residential monitoring services are lower than the fees charged for commercial monitoring services. Contracts for residential services are generally for an initial four-year term, automatically renewing on a multi-year basis thereafter, unless canceled.

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

    INTERNAL SALES PROGRAM. The Company has recently commenced an Internal Sales and Marketing Program (the "Program") designed to offer entry level and custom residential and commercial security, fire and video surveillance systems (the "Integrated Protection Systems"). The Company offers its systems throughout the Mid-Atlantic region from its office locations in Pennsylvania, (Frazer, Allentown, Wilkes Barre, Scranton, Stroudsburg, and Lake Wallenpaupack) and New Jersey (Lawrenceville). The Integrated Protection Systems are either sold or leased and are priced competitively within the industry. Typical competitive practice requires offering installed Integrated Protection Systems at prices below the actual cost to the Company. The installed Integrated Protection System then provides protection through the monitoring of the Integrated Protection System detection sensors by the Monitoring Station and dispatching of authorities for a monthly recurring fee. The Program is designed to develop MRR through five-year term contracts with like period automatic renewal provisions. The Company intends to measure key areas of the Program's performance through the development of various metrics, including Network Lead Flow, Closing Ratios, Average Sale Price, Daily/Weekly/Monthly Comparison Ratios and Cost Factors.

    PRODUCTS. The Company sells products offered by several different manufacturers. Systems are generally purchased by the customers, although the Company does lease a limited number of systems. When the system is sold, the customer pays the Company the purchase price. When the system is leased, only an installation fee is charged. Customers agree to pay monthly service charges for monitoring and may also subscribe for maintenance services. Uniform package prices are offered to residential customers who purchase standard security systems, which includes a fixed number of detection devices. Frequently, customers add detection devices at an additional charge to expand the coverage of the system. Pricing depends upon the monitoring components installed, the type of alarm transmission and other services required.

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

    The Company offers an extended one-year service protection plan which provides that, for an additional fee, the Company will cover the normal costs of repair and maintenance of its systems during normal business hours after the expiration of the initial warranty period.

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

    Substantially all of the Company's alarm monitoring agreements for the Company's residential subscribers (which constitute approximately 70% of the Company's alarm subscriber customer base) provide for subscriber payments of between $20 and $32 per month. The Company's commercial subscribers typically pay between $25 to $50 per month.

    In the normal course of its business, the Company experiences customer cancellations of monitoring and related services as a result of subscribers relocating, the cancellation of purchased accounts in the process of assimilation into the Company's operations, unfavorable economic conditions, dissatisfaction with field maintenance service and other reasons. This attrition is offset to a certain extent by revenues from the sale of additional services to existing subscribers, price increases, the reconnection of premises previously occupied by subscribers, conversion of accounts previously monitored by other alarm dealers and guarantees provided by sellers of such accounts against account cancellations for a period following the acquisition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Subscriber Attrition."

THE ACQUISITION PROGRAM

    The Company grows primarily by acquiring subscriber accounts from smaller alarm companies. The Company focuses on acquisitions that allow it to increase its subscriber density in each area in which it operates. This leads to greater field maintenance and repair efficiencies. The Company believes that it is an effective competitor in the acquisition market because of the substantial experience of its management team in completing acquisitions.

    During the fiscal year ended June 30, 1997, the Company consummated 14 acquisitions, purchasing approximately 5,300 subscriber accounts for an aggregate consideration of $3,424,712 in cash and 8,333 shares of Common Stock.

    During the fiscal year ended June 30, 1998, the Company consummated 17 acquisitions, purchasing approximately 19,000 subscriber accounts for an aggregate consideration of $12,668,244 in cash and notes and 481,451 shares of Common Stock.

    The Company anticipates continuing its acquisition program. The Company typically acquires only the subscriber accounts, and not the facilities or liabilities, of acquired companies. As a result, the Company is able to obtain gross margins on the monitoring of acquired subscriber accounts that are similar to those that the Company currently generates on the monitoring of its existing subscriber base. In addition, the Company may increase the monitoring charges paid by those subscribers if it is determined that those currently being paid do not reflect the market area rates. The Company is unable to predict the timing, size or frequency of any future acquisitions. See "Risk Factors-Risks Related to Growth Through Acquisitions."

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

PERSONAL PROTECTION MONITORING SERVICES

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

    The Company's Electronic Testing Laboratory approved PERS has a variety of safety features, including an environmental control which detects temperature fluctuations, a cancel function to avoid false alarms, an alternative power source, which allows the system to remain functional in the event of a generalized power failure, and a special transmitter designed for use by handicapped persons. In addition, once activated, the PERS "seizes" the user's telephone line to which the receiving base is connected and dials the Monitoring Station until a connection is established, regardless of whether the user's telephone is in use or off the hook. Each PERS is tested before release for sale and is re-tested immediately after installation in a user's home.

    MONITORING SERVICES

    Users of the Company's PERS products initiate a distress signal by pressing a button on the portable transmitter included in the system. Once activated, the transmitter sends radio signals to the receiving base (the transmitter has an effective range of approximately 150 feet), which in turn translates the radio signal and automatically dials the Monitoring Station using a toll-free telephone number. Once telephone contact is made with the Monitoring Station, a coded signal automatically initiates the electronic retrieval of personal data relating to the user who initiated the distress signal. Such data includes the user's name and address, directions to the user's home, allergies, medications, best route of entry into the user's home during an emergency, and the doctor and family members that should be contacted. In addition, this signal establishes two-way voice communication between the user and Monitoring Station personnel directly through the PERS unit, avoiding any need for the user to access a telephone. Monitoring personnel verify the nature of the emergency by speaking with the individual and, if necessary, notify the predetermined emergency authorities in the user's area. If the monitoring personnel are unable to establish voice communication with the user, emergency agencies are notified immediately. As of June 30, 1998, the Company monitors approximately 22,000 subscribers in approximately 45 states for whom it provides monitoring services. The Company's monitoring service is available only to users of the Company's PERS; PERS products cannot be programmed to permit the customer to utilize a competitor's monitoring service.

    The Company provides all of its PERS users with a 24-hours-per-day, 365 days-per-year monitoring service. The monthly charge for monitoring services paid by the subscriber is approximately $29. The Euclid Monitoring Station and the Triple A Monitoring Station are accessible by PERS users nationwide through toll-free emergency telephone lines. Both monitoring facilities contain telecommunications and computer equipment with the capacity to monitor tens of thousands of PERS users simultaneously, and to receive and act upon a user's emergency signal. On average, the Company receives 1,000 calls per day from its PERS users, of which approximately 60% are made by users for test purposes. The Company maintains a duplicate set of all customer data at the Monitoring Station.

    SALES AND MARKETING

    HOME HEALTH CARE DIVISION. The Company's Home Health Care Division markets the Company's PERS products primarily to hospitals and home health care agencies. These entities typically agree to sign an exclusive five-year agreement with the Company. The subscriber acquires the PERS system from the provider, and the Company's obligations are limited to providing monitoring services. As of June 30, 1998, the Company had under contract, approximately 360 providers of service located in 42 states. The Company supports its provider network with a marketing plan designed to introduce the PERS concept to their professional and family caregivers, along with ancillary materials to utilize at the home of their patients. Additionally, the Company provides in-service presentations to its provider network in order to facilitate subscriber referrals to the individual provider.

    GOVERNMENT PROGRAMS DIVISION. The Company's Government Programs Division commenced operations in 1996. The division solicits the Company's PERS services to various state and local governmental agencies. Additionally, it markets the Company's services to local area agencies on aging, and other public and private organizations designed to help senior citizens remain independent. The Company is currently the exclusive provider of PERS services for the Los Angeles Department of Aging, the Philadelphia Corporation for Aging, and Duchess County, New York. Currently, approximately 45 states have instituted some type of reimbursement for PERS services. The Company provides periodic in-service presentations to social workers in the areas of geriatric care management in order to solicit referrals for the Company's PERS services.

    FRANCHISEES AND DISTRIBUTORSHIPS

    The Company ceased offering new franchises for sale in 1987 and has no current plans to resume selling franchises in the future. Existing franchisees, however, are allowed to renew their franchise annually upon payment of a $350 renewal fee. As of August 31, 1998, approximately 50 franchisees had paid their franchise renewal fee for the 1999 fiscal year.

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

    PRODUCTION. The principal materials utilized in the production of PERS products consist of electronic components which are obtained from several suppliers. The sub-contractor also purchases molded plastic, printed circuit boards and miscellaneous hardware from several sources. The Company believes that the required electronic components are not unique to a particular vendor and that other sources could be obtained, although some delay in production might result if it were necessary to find new sources for electronic components.

    RECENT MATERIAL ACQUISITIONS

    In February 1998, the Company acquired substantially all of the assets of Triple A for aggregate consideration of $13,056,650, including $10,061,577 which was paid in cash, $2,995,073 which was paid in Common Stock and $1,142,664 in the assumption of liabilities of Triple A. At the time of the acquisition,

Triple A was engaged in the installation, monitoring and servicing of residential and commercial alarm systems, principally in northeastern Pennsylvania and serviced approximately 14,000 subscriber accounts which were monitored by Triple A's central monitoring station. As part of the acquisition, the Company entered into an employment agreement with Robert L. May, who was, at the time, President and sole stockholder of Triple A.

    In connection with the Triple A acquisition, in February 1998, the Company acquired all of the outstanding stock of Triple A Patrol, a patrol service company, for aggregate consideration of $1,040,107 payable in Common Stock. Triple A Patrol's services are principally supplied in areas in which Triple A was a substantial provider of security systems services. The patrol service supplements the Company's alarm monitoring service by providing routine patrol of a subscriber's premises and neighborhood, response to alarm system activations and "special watch" services, such as increased surveillance when the customer is on vacation.

    Triple A Patrol also offers "dedicated" patrol service to homeowners' associations in selected markets, for which Triple A Patrol provides a marked car for patrol exclusively in such association's neighborhood. The Company believes that offering such services will enable it to increase sales of the Company's alarm monitoring services within such neighborhoods.

WANDERWATCH-TM-

    On November 22, 1996, the Company entered into a two-year agreement with Sloan Electronics, Incorporated ("Sloan") granting the Company the exclusive worldwide distribution rights within the health care industry to WanderWatch-TM-, a wandering compliance monitoring system designed for use in home health care and assisted living facility environments. The WanderWatch-TM-system is designed to provide around-the-clock monitoring of patients that suffer from Alzheimer's disease, autism, dementia, head injury or other diseases or injuries which may involve memory loss. The WanderWatch-TM- system consists of a wireless ankle transmitter that sends a radio frequency transmission to a base unit, usually located centrally in a home. If the base unit does not receive a requisite number of transmissions within a 120-second interval, it indicates that the patient may have wandered outside of the "safety range" and triggers a loud beeping alarm in the base unit. If the alarm is not disabled within 60 seconds, a signal is automatically transmitted to the Monitoring Station. The license agreement for WanderWatch-TM- has been automatically extended until November 22, 1999 and provides for additional, automatic one-year renewals, provided that neither party has notified the other that it has failed to comply with the terms of the agreement within 60 days prior to the expiration of any such renewal term. In addition, the Company's exclusive rights to the license are subject to forfeiture in the event that the Company fails to achieve certain targeted annual sales increases of WanderWatch-TM- and fails to use reasonable efforts to fully and effectively promote the sale of WanderWatch-TM-. In such event, the Company's license of WanderWatch-TM- would become non-exclusive. The agreement also contains certain non-competition provisions which restrict the right of both parties to produce products which could be considered directly competitive with WanderWatch-TM-. The agreement provides for an initial license fee of $35,000 payable by the Company, a per-unit purchase price payable by the Company and a per-unit percentage of the monthly recurring revenue received from WanderWatch-TM-, equal to the lesser of 20% or $7.50 from revenues derived from end users of WanderWatch-TM-, subject to a certain maximum fee for recurring revenues. The agreement provides that Sloan shall allocate time and financial resources for research and development to improve WanderWatch-TM-.

    Approximately 2,800,000 patients are afflicted with Alzheimer's disease and are being cared for in their homes. Alzheimer's disease is a progressive, degenerative disease of the brain, and the most common form of dementia. There are approximately four million people afflicted with Alzheimer's disease in the United States. Approximately one in ten persons over the age of 65, and nearly half of the people over the age of 85, have Alzheimer's disease. Over 70% of Alzheimer's patients live at home. An Alzheimer's patient will live an average of eight years and as many as 20 years or more from the onset of symptoms. The WanderWatch-TM- system will be offered to the caregivers (I.E., family members and professional caregivers) on a monthly rental basis. Additionally, WanderWatch-TM- will be offered through the Company's existing distribution network of home health care companies, hospitals, visiting nurse associations and various governmental agencies. WanderWatch-TM- is currently being test-marketed by the Company, and the Company does not anticipate commencing distribution of the product prior to the fourth quarter of the Company's current fiscal year.

PENDING ACQUISITION

    In September 1998, the Company entered into an agreement pursuant to which, if consummated, the Company would acquire approximately 10,000 monitored accounts generating MRR of approximately $250,000 as of May 31, 1998 for total consideration of approximately $11,250,000 payable in both cash and Common Stock. The Company to be acquired had unaudited gross revenues of approximately $2,400,000 for its fiscal year ended May 31, 1998 and unaudited total assets of approximately $2,363,000 at May 31, 1998. The Company is in the process of conducting a due diligence review and the agreement is subject to a number of conditions, including the satisfaction of conditions which are dependent upon third parties, such as the receipt of funds from the Company's lender from available borrowings under the Company's financing agreement, and there can be no assurance that such acquisition will be consummated on such terms or at all.

MONITORING STATION

    In April 1994, the Company entered into an agreement with Emergency Response Center, Inc. ("ERC"), owner of the Euclid Monitoring Station, expiring in April 1999. The agreement automatically renews for successive one-year terms unless either party gives the other written notice of termination not later than six months prior to the end of the then current term of the agreement. The Company intends to deliver notice to ERC which will terminate the agreement on or before April 1999. Pursuant to the agreement, in consideration for providing monitoring services and electronic data base storage for the Company, ERC receives monitoring service fees based upon the number of subscribers it services and certain other start-up and maintenance costs. Pursuant to the Triple A acquisition, the Company acquired the Triple A Monitoring Station, which will continue to provide monitoring services to Triple A customers, and which the Company anticipates will provide monitoring services for all of the Company's customers by the end of its current fiscal year.

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

    The Company's electronic security business relies on the use of telephone lines and radio frequencies to transmit signals and to communicate with field personnel. The cost of such lines and the type of equipment which may be utilized in telephone line transmissions are regulated by both the federal and state governments. The operation and utilization of radio frequencies are regulated by the Federal Communications Commission (the "FCC") and state public utilities commissions. The Company's PERS products are regulated by the Federal Food and Drug Administration and the FCC.

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

    Certain state and local authorities reimburse the Company for monitoring and installation fees incurred by subscribers covered by Medicaid or similar programs. The Company is required to register with, and be approved by, such authorities in order to recover its reimbursable fees.

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

INSURANCE

    The Company maintains general liability insurance policies covering various types of liability including product liability. The product liability insurance and the errors and omissions liability insurance have policy limits of $1,000,000 per occurrence and $1,000,000 in the aggregate per year with a deductible of $5,000 per occurrence payable by the Company. The Company also maintains additional excess liability insurance in the amount of $9,000,000 in the aggregate per year also with a deductible of $5,000 per occurrence payable by the Company. These policies are subject to exclusions and other terms which the Company believes are typical for policies of similarly situated companies. The Company believes that its insurance coverage is adequate for its needs, but there can be no assurance that the Company will not be subjected to claims in the future which are not covered by its insurance or which exceed its insurance coverage.

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

    SECURITY SERVICES

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

    There are also a limited number of larger competitors, including ADT Security Services, a division of Tyco, International, Pony Express, a division of Honeywell, Inc., Brinks Home Security, Inc., SecurityLink by Ameritech, Alarmguard, Inc. and Protection One, Inc.

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

    The Company's principal competitors are other national or regional emergency response providers and burglar alarm companies that offer medical emergency features in addition to their home protection systems. Many of these companies have greater financial resources than the Company and may enjoy a particular competitive advantage due to their access to a larger client base. The Company considers its principal competitors to be American Medical Alert Corp., Lifeline Systems, Inc. and Pioneer Medical Systems. Methods of competition in the PERS industry consist of quality, service and price of the PERS products. While price is a factor, the customer's primary consideration in choosing a PERS supplier is the quality of monitoring service provided and the reliability of the PERS products. The Company believes that it competes favorably as to all of these factors.

EMPLOYEES

    At September 15, 1998, the Company employed 332 full-time employees. Of this number, 35 are engaged in sales, 8 in quality control, 70 in field service and installation, 36 in customer service, 35 in central station monitoring, 75 security patrol guards and 73 in administration. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be satisfactory.

                                  RISK FACTORS

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

    Statements in this Annual Report on Form 10-KSB under the captions "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report, as well as statements made in press releases and oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not statements of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including those described in this Annual Report on Form 10-KSB under the caption "Risk Factors," that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "expects," "plans," "anticipates," or "intends," to be uncertain and forward-looking. All cautionary statements made in this Annual Report on Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear. Investors should consider the following risk factors as well as the risks described elsewhere in this Annual Report on Form 10-KSB.

HISTORY OF SIGNIFICANT LOSSES; SUBSTANTIAL ACCUMULATED DEFICIT; WORKING CAPITAL
  DEFICIT;
  NEGATIVE CASH FLOW AND UNCERTAIN FUTURE PROFITABILITY

    The Company has incurred net losses of $18,054,144 and $12,875,836 (inclusive of dividends and accretion on preferred stock of $6,876,521 and $3,210,333) for the two fiscal years ended June 30, 1997, and 1998, respectively, and an accumulated deficit of $44,317,785 at June 30, 1998 and negative cash flow of $1,228,215 for the fiscal year ended June 30, 1997 and a positive cash flow of $267,589 for the fiscal year ended June 30, 1998. It is anticipated that such losses will continue for the foreseeable future. The Company had a net working capital deficit of $1,508,402 as of June 30, 1998. In addition, the Company's future plans are subject to known and unknown risks and uncertainties that may cause the Company to continue to incur substantial losses from operations. There can be no assurance that the Company's operations will ever become profitable or that, if it is successful in doing so, it will be able to maintain profitability.

SIGNIFICANT RECEIVABLES ENCUMBERED

    On July 30, 1998, the Company completed a restructuring of its long-term indebtedness with McGinn, Smith Capital Holdings Corp. ("MSCH"). In connection with such restructuring, USS sold certain of its alarm monitoring contracts (the "Purchased Contracts") to its newly created, wholly-owned subsidiary, RAC, for aggregate consideration of approximately $26,000,000 pursuant to a Purchase Agreement dated as of July 30, 1998 (the "Purchase Agreement"), between USS and RAC. The Purchased Contracts generate approximately $700,000 in monthly recurring revenue. Also on July 30, 1998, in a related transaction, RAC entered into a Receivable Financing Agreement dated as of July 30, 1998 (the "Financing Agreement"), among RAC, USS and MSCH. Pursuant to the terms of the Financing Agreement, RAC received initial financing from MSCH in the amount of $26,000,000 (the "Initial Loan") and granted MSCH a first priority perfected security interest in the receivables derived from the Purchased Contracts (the "Receivables"). The Initial Loan has a term of five years and bears interest at a rate of 8% per annum. The Receivables are paid directly into a lockbox administered by USS as Collection Agent under the Financing Agreement for which USS will receive a monthly fee equal to $5.00 per Purchased Contract from RAC. Under the terms of the Financing Agreement, all funds derived from the Receivables will be paid to the lockbox account and MSCH will be paid its monthly payment of principal and interest under the Loan out of such lockbox account prior to any payments to USS as Collection Agent or any other funds being distributed to the Company or its subsidiaries. RAC may finance, from time to time, up to an additional $24,000,000 pursuant to the Financing Agreement by pledging additional Purchased Contracts which it may purchase from USS pursuant to the Purchase Agreement to MSCH, which funds will be provided to MSCH by KeyBank National Association ("KeyBank"). In the event of a default under the Financing Agreement, MSCH would be entitled to all amounts derived from the Receivables necessary to satisfy all outstanding obligations to MSCH under the Financing Agreement. As of August 31, 1998, $25,988,333 was outstanding under the Financing Agreement. As a result of such borrowings, the Company's capital structure is highly leveraged. The Company's indebtedness requires that a significant amount of its cash flow from operations be applied to the payment of interest, and there can be no assurance that the Company's operations will generate sufficient cash flow to service this indebtedness.

    In consideration for providing the funds for the Initial Loan, KeyBank received a fee from MSCH in cash of $2,730,000 out of the fees which were received by MSCH from RAC of approximately $3,900,000, $3,120,000 of which was paid to MSCH in cash at the closing and $780,000 was paid in 119,632 shares of Common Stock (the "Fee Shares") to be issued to MSCH. The Company has agreed to file a registration statement to register the sale of the Fee Shares by MSCH under the Securities Act of 1933, as amended (the "Securities Act"). The Company has agreed that in the event the proceeds to be derived by MSCH from the sale of the Fee Shares is less than $780,000, the Company is obligated to, at its option, pay cash or issue additional shares equal to the amount of the shortfall, if any.

CERTAIN NON-CASH CHARGES

    The Company may incur certain non-cash charges of up to $437,500 for the fiscal year ended June 30, 1999 as deferred compensation expense relating to certain performance options granted to two former officers of USS, based upon fluctuations of the market price of the Common Stock.

RISKS RELATED TO GROWTH THROUGH ACQUISITIONS

    Since fiscal year end 1994, substantially all of the Company's growth has been through acquisitions. One of the Company's primary strategies is to continue to increase its revenues and the markets it serves through the acquisition of other companies in the electronic security services industry and portfolios of alarm monitoring accounts. During the fiscal years ended June 30, 1997 and 1998, the Company consummated 14 acquisitions (an aggregate of 5,300 subscriber accounts) and 17 acquisitions (an aggregate of 19,000 subscriber accounts), respectively. In the event that the Company targets larger acquisitions, such acquisitions can be expected to involve significant expenditures of capital and time, whether or not consummated. Such acquisitions may involve certain unknown risks and uncertainties in addition to those identified herein, which could have a material adverse effect on the Company's financial condition and results of operations. In addition, the acquisition of electronic security service companies may become more expensive in the future, to the extent that demand and competition increases. There can be no assurance that the Company will be able to identify acquisition candidates, successfully consummate such acquisitions, acquire or profitably manage such acquisition candidates or successfully integrate such businesses into its operations without substantial costs, delays or other problems. In addition, the Company is unable to predict the size or frequency of any future acquisitions, and there can be no assurance that any businesses acquired will be profitable at the time of their acquisition or will achieve sales and profitability that justify the investment therein or that the Company will be able to realize expected operating and economic efficiencies following such acquisitions. Acquisitions may involve a number of special risks, including (i) adverse effects on the Company's reported operating results, (ii) diversion of management's attention, (iii) increased burdens on the Company's management resources and financial controls, (iv) dependence on retention and hiring of key personnel, (v) risks associated with unanticipated problems or legal liabilities and (vi) amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's operations and financial performance.

    In February 1998, the Company entered into an agreement to acquire Triple A Patrol, a company engaged in the patrol service business. The Company has limited experience in the patrol service business and such industry may involve risks and uncertainties which are unknown to the Company and which could have a material adverse effect on the Company's financial condition and results of operations. In addition, the patrol service business has a significantly lower profit margin than the other services provided by the Company, which could also have a material adverse effect on the Company's results of operations and financial performance.

    Since the Company's primary consideration in making an acquisition is the amount of MRR associated with the seller's subscriber accounts, the price paid by the Company is customarily directly tied to such MRR. Frequently, no audited historical financial information is available from the Company's acquisitions. Therefore, the actual MRR acquired may be less than the Company anticipated. Thus, the Company must rely on management's knowledge of the industry, due diligence procedures, and representations and warranties of the sellers. In the event the Company's assessment of the MRR of an acquired company is higher than actual MRR for an acquired company, the Company's financial condition and results of operations could be materially adversely affected.

    A difference between the accounting treatment of the purchase of subscriber accounts and the accounting treatment of the generation of subscriber accounts through direct sales by the Company's sales force has a significant impact on the Company's results of operations. The costs of monitoring contracts (acquired either through the Company's dealer program or through the acquisition of subscriber account portfolios) are capitalized and amortized over estimated lives ranging from five to ten years on a straight-line basis for alarm and PERS accounts. Included in capitalized costs are acquisition transition costs that reflect the Company's estimate of costs associated with incorporating the acquired subscriber accounts into its operations. In contrast, all of the Company's costs related to the marketing, sales and installation of new alarm monitoring systems generated by its sales force are expensed in the period in which such activities occur. The Company's marketing, sales and installation expenses for new systems generally exceed installation revenues. Such accounting treatment could adversely affect the Company's financial condition and results of operations.

POTENTIAL NEED FOR ADDITIONAL FINANCING; POTENTIAL DILUTIVE IMPACT OF
  ACQUISITIONS

    Based on the Company's operating plan, the Company may require additional financing. The Company believes that the cash on hand and available debt financing under the Financing Agreement will be sufficient to satisfy its current capital requirements for at least 12 months following the date hereof. The Company has an additional $24,000,000 available pursuant to the Financing Agreement, however, in the event that the Company were to make significant acquisitions for cash consideration, in excess of such availability, or if the lender were unwilling to loan such amounts to RAC, the Company may require additional capital before such time. Sources of funds may include the issuance of Common Stock or preferred stock sold in a public offering or in private placements, debt securities or bank financing. Historically, the Company has utilized its Common Stock to pay a portion of the consideration of its acquisitions. To the extent the Company continues to use its Common Stock in connection with acquisitions, the issuance of such shares could have a dilutive impact on the Company's existing stockholders. Alternatively, to avoid such dilution, or if the acquisition candidate is unwilling to accept Common Stock as all or a portion of the consideration for such acquisition, the Company may be required to utilize more of its cash resources, if available, or may be required to seek additional funding. There can be no assurance that the Company would be able to obtain capital on a timely basis, on favorable terms, or at all. If the Company is unable to obtain such financing, or generate funds from operation sufficient to meet it needs, the Company may be unable to implement its current plans for expansion and development.

ATTRITION OF SUBSCRIBER ACCOUNTS

    The Company is heavily dependent on its recurring monitoring and service revenues. Given the relatively fixed nature of monitoring and service expenses, increases and decreases in monitoring and service revenues have a significant impact on the Company's financial performance. Substantially all of the Company's monitoring and service revenues are derived from recurring charges to subscribers for the provision of various services. Although no single subscriber represents more than one-half of one percent of the Company's recurring revenue base, the Company is vulnerable to subscribers canceling their contracts. In recent years, lost recurring revenues from such cancellations have exceeded the new recurring revenues added by the Company's internal sales efforts.

    At June 30, 1998, the cost of subscriber accounts and intangible assets, net of previously accumulated amortization, was $31,280,805, which constituted 73.3% of the book value of the Company's total assets. The Company's acquired subscriber accounts are amortized on a straight-line basis over the estimated life of the related revenues. The Company's assumed attrition rate for all of its subscriber accounts, expressed as total accounts lost per year, net of new accounts from new installations, conversions, subscribers who move into premises previously occupied by Company subscribers and accounts for which the Company is reimbursed by virtue of a guarantee by the seller of the account, is approximately 5%. It is the Company's policy to review periodically actual account attrition and, when necessary, adjust the remaining estimated lives of the Company's acquired accounts to reflect assumed future attrition. There could be a material adverse effect on the Company's results of operations and financial condition if actual account attrition significantly exceeds assumed attrition and the Company has to make further adjustments with respect to the amortization of acquired subscriber accounts.

COMPETITION

    The electronic security services industry is highly competitive and fragmented. The Company competes with national and regional companies, as well as smaller local companies, in all of its operations. Furthermore, new competitors continue to enter the industry and the Company may encounter additional competition from such future industry entrants. Subject to regulatory compliance, certain companies engaged in the telephone and cable business are competing in the electronic security services industry and other such companies may, in the future, enter the industry. Certain of the Company's current competitors have, and new competitors may have, substantially greater financial resources than the Company. There can be no assurance that the Company will be able to compete successfully in the electronic security services industry. The Company's principal competitors with respect to its PERS are other national or regional emergency response providers and burglar alarm companies that offer medical emergency features in addition to their home protection systems. Many of these companies have greater financial resources than the Company and may enjoy a particular competitive advantage due to their access to a larger client base. There can be no assurance that the Company will be able to compete successfully in the PERS industry.

DEPENDENCE ON THE MONITORING STATION

    The Company is dependent on the Euclid Monitoring Station an independent third-party monitoring station, and the Triple A Monitoring Station to monitor a significant amount of its subscriber accounts. The Company's agreement with the Euclid Monitoring Station expires in April 1999 and is terminable sooner under certain circumstances. Although the Company believes that alternative monitoring stations are available on commercially reasonable terms, any termination or temporary interruption of services by the Euclid Monitoring Station or the Triple A Monitoring Station for any reason including a catastrophic event such as tornado, hurricane, earthquake, fire or other disaster which rendered the Euclid Monitoring Station or the Triple A Monitoring Station temporarily or permanently inoperable could adversely affect the Company's financial condition and results of operations. The Company anticipates transferring all of its subscriber accounts from the Euclid Monitoring Station to the Triple A Monitoring Station by the end of its current fiscal year.

DEPENDENCE ON SUPPLIERS AND MANUFACTURERS

    The Company does not manufacture any of the equipment or components that it designs and installs. Although the Company believes that a variety of alternative sources of supply are available on commercially reasonable terms, the Company has no guaranteed supply arrangements with its suppliers and purchases components pursuant to purchase orders placed from time to time in the ordinary course of business. There can be no assurance that shortages of components will not occur in the future. Failure of sources of supply and the inability of the Company to develop alternative sources of supply, if required in the future, could have a material adverse effect on the Company's operations.

PRODUCT LIABILITY AND AVAILABILITY OF INSURANCE

    The nature of the security services provided by the Company potentially exposes it to greater risk of liability claims for employee acts or omissions or system failure than may be inherent in many other service businesses. Although
(i) substantially all of the Company's customers have subscriber agreements which contain provisions for limited liability and predetermined liquidated damages and (ii) the Company carries insurance which provides coverage against certain of such liabilities, there can be no assurance that such existing arrangements will prevent the Company from being adversely affected as a result of damages arising from the acts of its employees, defective equipment, the acts or omissions of the Monitoring Station or because some jurisdictions prohibit or restrict limitations on liabilities and liquidated damages. In addition, certain of the Company's insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive damages and for certain other kinds of damages arising from employee misconduct. In addition, in some states, the contractual limitation on liability and indemnification provisions may be ineffective in cases of gross negligence or intentional misconduct and in certain other situations.

    The sale and service of the Company's products entails the risk of product liability claims. In addition, many of the companies with which the Company does or may do business may require financial assurances of product reliability. The Company has product liability insurance, but may be required to pay higher premiums associated with new product development. Product liability insurance is expensive and there can be no assurance that additional insurance will be available on acceptable terms, if at all, or that it will provide adequate coverage against potential liabilities. The inability to obtain additional insurance at an acceptable cost or to otherwise protect against potential product liability could prevent or inhibit commercialization of the Company's products. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company.

POSSIBLE ADVERSE EFFECT OF "FALSE ALARMS" ORDINANCES AND GOVERNMENT REGULATIONS

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

    The Company's operations are also subject to a variety of federal, state, county and municipal laws, regulations and licensing requirements. Many of the states in which the Company operates, as well as certain local authorities, require the Company to obtain licenses or permits to conduct a security alarm services business. Certain governmental entities also require persons engaged in the security alarm services business to be licensed and to meet certain standards in the selection and training of employees and in the conduct of business. The loss of such licenses, or the imposition of conditions on the granting or retention of such licenses, could have a material adverse effect on the Company.

    The Company's advertising and sales practices are regulated by both the FTC and state consumer protection laws. Such regulations include restrictions on the manner in which the Company promotes the sale of its products and the obligation of the Company to provide purchasers of its products with certain rights. While the Company believes that it has complied with these regulations in all material respects, there can be no assurance that none of these regulations were violated in connection with the solicitation of the Company's existing subscriber accounts, particularly with respect to accounts acquired from third parties, or that no such violations will occur in the future.

GEOGRAPHIC CONCENTRATION

    The Company's existing alarm subscriber base is geographically concentrated in New York, New Jersey, Connecticut, Delaware, Maryland and Pennsylvania. Accordingly, the performance of the Company may be adversely affected by regional or local economic conditions. The Company may from time to time make acquisitions in regions outside of its current operating area. The acquisition of companies in other regions, or in metropolitan areas in which the Company does not currently have subscribers, requires an investment by the Company. In order for the Company to expand successfully into a new area, the Company must acquire companies with a sufficient number and density of subscriber accounts in such area to support the investment. There can be no assurance that the Company will find such opportunities or that an expansion into new geographic areas will generate operating profits.

GOVERNMENT REGULATION OF AND LIMITATIONS BROUGHT ON BY REIMBURSEMENT PROGRAMS

    Many aspects of the medical industry in the United States are presently subject to extensive federal and state governmental regulation, including reimbursement rates and policies imposed by Medicare and other third-party reimbursement programs. Laws and regulations affecting the Company's business include federal and state "kickback laws," conflict of interest laws (such as the federal "Stark" legislation), and licensing requirements. In addition, both the Clinton Administration and the Congress have periodically asserted a need to overhaul or reform the nation's healthcare system. Such legislative initiatives, if enacted, could impose pressures on the pricing structures applicable to a portion of the Company's PERS services. In particular, there is a possibility that a significant portion of healthcare services will be rendered and administered through managed care systems, which could have the effect of forcing price concessions and reductions on the part of service providers such as the Company. Depending on the nature and extent of any new laws and/or regulations, or possible changes in the interpretation of existing laws and/or regulations, any such changes may have a material adverse effect on the Company's PERS revenues, operating margins and profitability.

    The Company derives a portion of its revenues from Medicaid, and from other third-party indemnity payors. In January 1992, the federal government implemented, through the Medicare program, a resource-based relative value scale ("RBRVS") payment methodology. Implementation of RBRVS could reduce reimbursement rates for certain of the Company's PERS products and services. Policymakers have from time to time advocated that a RBRVS type of reimbursement system be imposed on private-sector third-party payors. Implementation of such a program would reduce reimbursements by private third-party payors, and would adversely affect the Company's PERS operating margins to the extent that costs on these procedures could not be concomitantly reduced. There can be no assurance that some or any of these reduced operating margins could be recouped through cost reductions or otherwise.

DEPENDENCE ON KEY PERSONNEL AND MANAGEMENT

    The Company's success depends to a significant degree upon the continuing contributions of its senior management and other key employees, particularly its three current executive officers, Richard M. Brooks, the Company's Chief Executive Officer, President, Chief Financial Officer and Chairman of the Board, Robert L. May, the Company's Executive Vice President and Ronald A. Feldman, the Company's Chief Operating Officer, Vice President, Secretary and Treasurer, the loss of any one of whom might have a material adverse effect on the Company's financial condition and results of operations. Although the Company has employment agreements with Messrs. Brooks, May and Feldman and certain other employees, there can be no assurance that the Company will be able to retain the services of such individuals. It is an event of default under the Financing Agreement if Messrs. Brooks, May and Feldman are not employed in certain management positions. The Company has key-man life insurance policies on the lives of Messrs. Brooks and Feldman in the amount of $3,000,000 and $1,000,000, respectively.

CONTROL BY DIRECTORS AND EXECUTIVE OFFICERS

    The Company's directors and executive officers beneficially own approximately 15.9% of the outstanding shares of Common Stock and, accordingly, will have substantial influence over the outcome of any matter submitted to a vote of stockholders, including the election of directors and the approval of significant corporate transactions (such as acquisitions of the Company or its assets). Such influence could delay or prevent a change of control of the Company.

POSSIBLE VOLATILITY OF STOCK PRICE

    The stock market has from time to time experienced extreme price and volume fluctuations that have been unrelated to the operating performance of particular companies. The market price of the Common Stock may be significantly affected by quarterly variations in the Company's operating results, changes in financial estimates by securities analysts or failure by the Company to meet such estimates, litigation involving the Company, general trends in the security alarm industry, actions by governmental agencies, national economic and stock market conditions, industry reports and other factors, many of which are beyond the control of the Company.

NO DIVIDENDS

    The Company has never paid any cash or other dividends on its Common Stock. Payment of dividends on the Common Stock is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. For the foreseeable future, the Board intends to retain future earnings, if any, to finance its business operations and does not anticipate paying any cash dividends with respect to the Common Stock.

SHARES ELIGIBLE FOR FUTURE SALE; EFFECT OF PREVIOUSLY ISSUED OPTIONS AND
  WARRANTS; REGISTRATION RIGHTS

    As of September 24, 1998, the Company had outstanding 6,726,442 shares of Common Stock, 5,582,027 of which are freely tradeable without restriction or further registration under the Securities Act and 1,144,415 of which are "restricted securities" (as that term is defined in Rule 144 under the Securities Act) and in the future may only be sold pursuant to a registration statement under the Securities Act, in compliance with the exemption provisions of Rule 144 or pursuant to another exemption under the Securities Act. In general, under Rule 144, as currently in effect, a person (including a person who may be deemed an "affiliate" of the Company as that term is defined under the Securities Act) who has beneficially owned such shares for at least one year would be entitled to sell within any three-month period a number of shares beneficially owned for at least one year that do not exceed the greater of (i) 1% of the then outstanding shares of Common Stock or (ii) the average weekly trading volume of the Common Stock during the four calendar weeks preceding such sale. Sales under Rule 144 are further subject to certain restrictions relating to the manner of sale, notice and the availability of current public information about the Company. After two years have elapsed from the date of the issuance of restricted securities by the Company or their acquisition from an affiliate, such shares may be sold without limitation by persons who have not been affiliates of the Company for at least three months. The sale, or availability for sale, of substantial amounts of Common Stock in the public market pursuant to Rule 144 or otherwise could materially adversely affect the market price of the Common Stock and could impair the Company's ability to raise additional capital through the sale of its equity securities or debt financing.

    The Company has reserved from the authorized, but unissued, Common Stock, 3,268,441 shares of Common Stock issuable upon exercise of options, warrants and convertible securities. The existence of such outstanding securities may prove to be a hindrance to future financings, since the holders of such securities may be expected to exercise them at a time when the Company would otherwise be able to obtain additional equity capital on terms more favorable to the Company. Certain of the holders of such securities have registration rights with respect to such securities. No prediction can be made as to the effect, if any, that sales of such securities, or the availability of such securities for sale, will have on the market prices prevailing from time to time for the Common Stock. However, even the possibility that a substantial number of the Company's securities may, in the near future, be sold in the public market may adversely affect prevailing market prices for the Common Stock and could impair the Company's ability to raise capital through the sale of its equity securities.

DELAWARE ANTI-TAKEOVER STATUTE; LIMITATION OF LIABILITY OF DIRECTORS AND
  OFFICERS

    The Company is a Delaware corporation and is subject to the prohibitions imposed by Section 203 of the Delaware General Corporate Law ("DGCL"), which is generally viewed as an anti-takeover statute. In general, this statute will prohibit the Company from entering into certain business combinations without the approval of its Board of Directors and, as accordingly, could prohibit or delay mergers or other attempted takeovers or changes in control with respect to the Company. Such provisions may discourage attempts to acquire the Company.

    The Company's Certificate of Incorporation includes provisions to eliminate, to the full extent permitted by the DGCL as in effect from time to time, the personal liability of directors of the Company for monetary damages arising from a breach of their fiduciary duties as directors. The Certificate of Incorporation also includes provisions to the effect that (subject to certain exceptions) the Company shall, to the maximum extent permitted from time to time under the law of the State of Delaware, indemnify, and upon request shall advance expenses to, any director or officer to the extent that such indemnification and advancement of expenses is permitted under such law, as it may from time to time be in effect. In addition, the Company's Bylaws (the "Bylaws") require the Company to indemnify, to the full extent permitted by law, any director, officer, employee or agent of the Company for acts which such person reasonably believes are not in violation of the Company's corporate purposes as set forth in the Certificate of Incorporation. As a result of such provisions in the Certificate of Incorporation and the Bylaws, stockholders may be unable to recover damages against the directors and officers of the Company for actions taken by them which constitute negligence, gross negligence or a violation of their fiduciary duties, which may reduce the likelihood of stockholders instituting derivative litigation against directors and officers and may discourage or deter stockholders from suing directors, officers, employees and agents of the Company for breaches of their duty of care, even though such action, if successful, might otherwise benefit the Company and its stockholders.

POSSIBLE ADVERSE EFFECTS ASSOCIATED WITH THE ISSUANCE OF "BLANK CHECK" PREFERRED
  STOCK

    The Company's Certificate of Incorporation authorizes the Company's Board of Directors to issue up to 250,000 shares (of which 239,430.42 remain available) of "blank check" preferred stock, from time to time, in one or more series, solely on the authorization of its Board of Directors. The Board of Directors will thus be authorized, without further approval of the stockholders, to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges and restrictions applicable to each new series of preferred stock. The issuance of such stock could, among other results, adversely affect the voting power of the holders of Common Stock and, under certain circumstances, make it more difficult for a third party to gain control of the Company, discourage bids for the Common Stock at a premium, or otherwise adversely affect the market price of the Common Stock.

YEAR 2000 COMPLIANCE

    Year 2000 compliance relates to the ability of computer hardware and software to respond to the problems posed by the fact that computer programs have traditionally been written using two digits rather than four to define the applicable year. As a consequence, unless modified, computer programs and systems will not be able to differentiate between the year 2000 and 1900. The failure to address the problem could result in system failures and the generation of erroneous data. The accounts receivable and billing software currently used by the Company has been tested internally and, based upon such tests, the Company believes such software is year 2000 compliant. The Company that designs the monitoring software for the Triple A Monitoring Station has represented to the Company that such software is year 2000 compliant. The Company plans to test such monitoring station software prior to its use by the Company. The Company plans to install a new Windows-based general ledger and accounts payable program, which the manufacturer has warranted as year 2000 compliant, by January 1, 1999. To date, the Company has not incurred any material costs historically and does not expect to incur any material costs in the future with respect to becoming Year 2000 compliant. However, the Company cannot predict the effect of the year 2000 problem on entities with which the Company transacts business (including its customers, financial institutions and vendors), and there can be no assurance that the effects of the year 2000 problem on such entities will not have a material adverse effect on the Company's business, financial condition or results of operations. The Company plans to initiate communication with its financial institutions and major suppliers concerning their readiness for the year 2000, during the fiscal year ending June 30, 1999, in order to minimize the risk associated with the year 2000 hardware and software problems. If the Company's current financial institutions or major suppliers are unable to attain year 2000 compliance in a timely manner; then the Company will change to financial institutions that will be year 2000 compliant, and seek out other suppliers for the same product or purchase certain levels of product to enable the vendor to become year 2000 compliant over a specified period of time.

ITEM 2.  PROPERTIES

    The Company leases 15,000 square feet in Lawrenceville, New Jersey, for its executive and administrative offices, at an annual rental of $180,000. The lease expires in June 1999, after which the Company has a five-year renewal option. The Company also leases (i) 2,000 square feet in Los Angeles, California, for use as a sales and installation facility, at an annual rental of $24,000, which lease expires in October 2000; (ii) 5,000 square feet for its inventory, storage and testing facility in Florida, which is adjacent to the Company's third-party assembler, at an annual rental of $19,200, which lease expires in March 1999;
(iii) 12,800 square feet in Wilkes Barre, Pennsylvania which contains the Triple A Monitoring Station and is also used as a sales and installation facility, at an annual rental of $131,200, which lease expires in February, 2008; (iv) 2,900 square feet in Allentown, Pennsylvania, for use as a sales and installation facility, at an annual rental of $24,000, which lease expires in November 1998, which the Company has decided not to renew; (v) 4,600 square feet in Fall River, Massachusetts for use as a sales and installation facility, at an annual rental of $28,000, which lease expires in March 2000, after which the Company has a two-year renewal option on the same terms and conditions and (vi) 2,400 square feet in Hamlin, Pennsylvania for use as a sales and installation facility at an annual rental of $23,760, which lease expires in February 2008.

    The Company believes that its current facilities are adequate for its needs.

ITEM 3.  LEGAL PROCEEDINGS

    The Company experiences routine litigation in the normal course of its business. The Company does not believe that any of such pending litigation will have a material adverse effect on the financial condition or results of operations of the Company.

    In February 1996, the Company consented to the issuance of an Order Instituting Proceedings pursuant to the Securities Act and the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Findings and Order of the Securities and Exchange Commission (the "Finding"), without admitting or denying allegations of facts contained therein. In July 1993, the Company sold 20,000 shares of Common Stock pursuant to what it claimed to be an exemption from registration under Regulation S of the Securities Act. The Finding stated that such sales were made under circumstances in which the Company knew or should have known that such exemption was not available. Consequently, the Finding stated, the sales were made in violation of the registration provisions of the Securities Act. The Company consented to permanently cease and desist from committing or causing any violation, and any future violation, of Section 5 of the Securities Act.

    In January and February 1997, certain holders of the Preferred Stock commenced litigation against the Company, challenging, among other things, the Company's decision to suspend conversion rights of such holders and seeking, among other things, specific performance under the Certificate of Designation to convert their Preferred Stock to Common Stock of the Company. The Company has entered into a Settlement Agreement with such holders. (See Note 9 of Notes to Consolidated Financial Statements of the Company.)

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

    The following table sets forth, for the quarters indicated, the high and low bid and asked prices for the Company's Common Stock in the over-the-counter market (as adjusted to reflect the one-for-three reverse stock split effective January 9, 1998). Such prices reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                                                   BID                 ASK
                                                                                               ------------        -----------
                                                                                            HIGH          LOW         HIGH
                                                                                            -----         ---         -----
FISCAL YEAR ENDING JUNE 30, 1998:
First Quarter..........................................................................   $      12    $       63/4  $      123/4
Second Quarter.........................................................................          117/16          71/2         12
Third Quarter..........................................................................           63/16          53/4          61/4
Fourth Quarter.........................................................................           63/4          61/4          613/16

FISCAL YEAR ENDED JUNE 30, 1997:
First Quarter..........................................................................   $      265/8  $       93/8  $      273/8
Second Quarter.........................................................................          153/8          71/8         161/8
Third Quarter..........................................................................          161/8          81/16         167/8
Fourth Quarter.........................................................................           9            45/16          93/8


                                                                                             LOW
                                                                                             ---
FISCAL YEAR ENDING JUNE 30, 1998:
First Quarter..........................................................................   $       87/8
Second Quarter.........................................................................           81/8
Third Quarter..........................................................................           515/16
Fourth Quarter.........................................................................           63/8
FISCAL YEAR ENDED JUNE 30, 1997:
First Quarter..........................................................................   $       93/4
Second Quarter.........................................................................           77/8
Third Quarter..........................................................................           85/8
Fourth Quarter.........................................................................           411/16

    On September 25, 1998, the closing bid price of the Company's Common Stock as reported on the Nasdaq SmallCap Market was $3 11/16 per share. As of September 23, 1998, there were 318 stockholders of record of the Common Stock. The total monthly trading volume of the Common Stock on the Nasdaq SmallCap Market for the month ended August 31, 1998 was 1,497,334 shares.

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

GENERAL OVERVIEW

    The Company is a fully-integrated security systems provider engaged in the monitoring, sale, installation, and maintenance of residential and commercial security systems and PERS. The Company is a regional provider of security alarm monitoring services for residential and small business subscribers operating in the states of New York, New Jersey, Pennsylvania, Delaware, Maryland and Connecticut. The Company provides security patrol services in northeastern Pennsylvania as a supplement to its alarm monitoring services. The Company is also a nationwide provider of PERS products which enable individual users, such as elderly or disabled persons, to transmit a distress signal using a portable transmitter.

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

    The electronic security services industry is highly fragmented and the Company's strategy is to grow primarily by acquisition, generate internal growth and grow by offering new products and services. The Company believes that there is an industry-wide trend towards consolidation due, in part, to the relatively high fixed costs of maintaining a centralized monitoring station and the relatively low incremental cost of servicing additional subscribers. The Company has completed the acquisition of an aggregate of 14 subscriber account portfolios (a total of approximately 5,300 subscriber accounts) for an aggregate consideration $3,424,712 in cash and 8,333 shares of Common Stock valued at $75,000 during the fiscal year ended June 30, 1997 ("Fiscal 1997").

    During the fiscal year ended June 30, 1998 ("Fiscal 1998"), the Company completed the acquisition of 17 subscriber account portfolios, purchasing approximately 19,000 subscriber accounts for an aggregate consideration of $16,197,045. The purchase price consisted of $12,668,244 in cash and notes, 481,451 shares of Common Stock valued at $3,154,882, recorded purchase holdbacks of $279,429, accrued transition costs of $90,164, and reduced accounts receivable in the amount of $4,326. The Company typically acquires only the subscriber accounts, and not the facilities or liabilities, of acquired companies. As a result, the Company is able to obtain gross margins on the monitoring of acquired subscriber accounts that are similar to those that the Company currently generates on the monitoring of its existing subscriber base. In addition, the Company may increase the monitoring charges paid by those subscribers if it is determined that those currently being paid do not reflect the market area rates.

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

    During Fiscal 1998, the Company has added approximately $450,000 of MRR primarily through acquisitions. The Company has realized a growth rate of approximately 36% or 17,000 subscribers during the past twelve months from 47,000 subscribers at June 30, 1997 to approximately 64,000 current subscribers. The Company's MRR increased by approximately $450,000 or 56% from $800,000 to $1,250,000 for the same comparable period. Recurring security patrol revenues derived from preventive patrol services through vehicles covering residential neighborhood communities are included in the Company's MRR.

RESULTS OF OPERATIONS

FISCAL YEARS 1997 AND 1998

    The following table sets forth certain operating data as a percentage of total revenues for the fiscal years ended June 30, 1997 and 1998:

                                                                               YEARS ENDED JUNE 30,
                                                                --------------------------------------------------
                                                                          1997                      1998
                                                                ------------------------  ------------------------
Operating Revenues:
  Product sales...............................................  $   2,938,618      23.1%  $   3,310,876      20.0%
  Monitoring and service......................................      9,784,285      76.9%     12,358,368      74.8%
  Security patrol.............................................                                  850,884       5.2%
                                                                -------------  ---------  -------------  ---------
                                                                   12,722,903     100.0%     16,520,128     100.0%
                                                                -------------  ---------  -------------  ---------
Cost of Revenues:
  Product sales...............................................      1,970,158      15.5%      2,374,095      14.4%
  Monitoring and service......................................      2,930,137      23.0%      3,631,796      22.0%
  Security patrol.............................................                                  672,247       4.1%
                                                                -------------  ---------  -------------  ---------
                                                                    4,900,295      38.5%      6,678,138      40.5%
                                                                -------------  ---------  -------------  ---------
Gross Profit..................................................      7,822,608      61.5%      9,841,990      59.5%

Selling, general and administrative...........................      8,323,761      65.4%      7,912,072      47.9%
Compensation--Options/Contracts...............................      3,689,700      29.0%        537,541       3.3%
Depreciation and amortization.................................      2,976,433      23.4%      4,334,381      26.2%
Nonrecurring charges..........................................                                  838,581       5.1%
Interest expense (net)........................................      1,337,304      10.5%      2,915,434      17.6%
Joint venture loss............................................        123,325       1.0%      2,969,484      18.0%
                                                                -------------  ---------  -------------  ---------
Operating loss................................................  $  (8,627,915)    (67.8%) $  (9,665,503)    (58.6%)
                                                                -------------  ---------  -------------  ---------
                                                                -------------  ---------  -------------  ---------

RESULTS OF OPERATIONS

    Operating revenues increased by $3,797,225 or 30% for Fiscal 1998 as compared to Fiscal 1997. The acquisitions of Triple A, Triple A Patrol, and OEC, during February 1998, accounted for additional operating revenues as follows:
(i) product sales--$885,806; (ii) monitoring and service revenues-- $1,844,864; and (iii) security patrol revenues--$850,884; for an aggregate totaling $3,581,554. Product sales increased by $372,258 or 13% for Fiscal 1998, as compared to Fiscal 1997. The increase in product sales was due to the additional sales generated from the above acquisitions totaling $885,806 and an increase from the sale of electronic security systems to commercial customers of $100,879; these increases were offset by decreases in the sales of PERS to home healthcare agencies and private label wholesalers totaling $675,111. The significant growth in monitoring and service revenues of $2,574,083 or 26% for Fiscal 1998 as compared to Fiscal 1997, was due to additional monitoring and service revenues from the aforementioned acquisitions totaling $1,844,864, and the continued growth of the Company through purchases of monitoring contracts. The Company, through its acquisition of Triple A Patrol, has expanded its operating revenue base to include security patrol revenue, which totaled $850,884 for the year ended June 30, 1998.

    Gross Profit for Fiscal 1998 was $9,841,990, which represents an increase of $2,019,382 or 26%, as compared to the $7,822,608 of gross profit recognized in Fiscal 1997. The Gross Profit Margin ("GPM"), as a percentage of sales, for Fiscal 1997 and Fiscal 1998 were 61% and 60%, respectively. The decrease in GPM on product sales, from 33% for Fiscal 1997 to 28% for Fiscal 1998 was primarily due to the significant decline in the sales of PERS to home health care agencies. Sales to home health care agencies result in significantly higher gross profit margins than other product sales. The GPM on monitoring and service revenues increased slightly, as a percentage of sales, from 70% to 71% for Fiscal 1997 and Fiscal 1998, respectively. The increase is due to rate increases in the rental and monitoring fees, and an improvement in the efficiency of the service department. This slight increase in GPM occurred, despite additional costs incurred in servicing the existing customer base due to telephone area code changes within the Company's operating region, implemented by the local telephone companies, during Fiscal 1998. For Fiscal 1998 the GPM on the security patrol revenue was 21%.

    Selling, general and administrative expenses decreased by $411,689 or 5%, from $8,323,761 for Fiscal 1997, to $7,912,072 for Fiscal 1998. Selling, general and administrative expenses, as a percentage of total operating revenues, decreased significantly from 65% for Fiscal 1997 to 48% for Fiscal 1998. The reduction in selling, general and administrative expenses is attributable to the notable improvements in both the service and collection department policies. Management's efforts to provide immediate and efficient service to its existing customer base along with improved collection procedures has resulted in a decline in bad debt expense from $728,000 or 6% to $184,000 or 1%, as a percentage of revenues, for Fiscal 1997 and Fiscal 1998, respectively. Professional fees decreased by approximately $950,000 during Fiscal 1998 as compared to Fiscal 1997, primarily due to legal expenses of $475,000 incurred in connection with the preferred stock litigation and the non-cash charge of $689,000 for consulting fees during Fiscal 1997. Corporate overhead expenses declined, as a percentage of revenues, from 49% during Fiscal 1997 to 45% for Fiscal 1998. This decrease reflects efficiencies realized in the Company's corporate offices, to assimilate newly acquired customers into its customer base and to support the larger subscriber base. The Company anticipates that its current level of selling, general and administrative expenses, as a percentage of sales, will decrease as a result of the Company's continuing strategy to consolidate the support infrastructure and fully integrate the operations of the newly acquired companies.

    On December 16, 1996, the Company granted to employees non-qualified stock options at $.30 per share, expiring November 27, 2001, and, on June 27, 1997, reduced the exercise price of options, granted to certain officers and directors of the Company from $4.50 to $.03 and, as a result thereof, the Company recorded compensation expense of $2,032,200 for Fiscal 1997. In addition, the Company recorded deferred compensation expense of $1,657,500 and $537,541 for Fiscal 1997 and Fiscal 1998, respectively, in connection with two employment contracts with former officers of USS (see Note 13 of Notes to Consolidated Financial Statements of the Company).

    Amortization and depreciation expenses increased by $1,357,948, or 46%, from $2,976,433 to $4,334,381 for Fiscal 1997 and Fiscal 1998, respectively. This increase in amortization and depreciation expense is the result of the Company's purchase of monitoring contracts totaling approximately $16,200,000 and property and equipment totaling approximately $3,200,000 (including equipment held for lease of $819,139) during Fiscal 1998.

    During the fourth quarter of Fiscal 1998, the Company recorded nonrecurring charges totaling $838,581, of which $286,692 has been accrued for by the Company. The majority of these charges were in connection with management's plan to reduce costs and improve operating efficiencies for the monitoring and servicing of its existing customer base. The plan involves the transfer of its subscriber base to its own central station and the consolidation of the support infrastructure. At June 30, 1998, nonrecurring charges, consisted of the following: (i) employee severance and related costs of $693,504, (ii) abandoned leases of $60,000 and (iii) other restructuring and integration costs of $85,077 (see Note 4 of Notes to Consolidated Financial Statements of the Company).

    Interest expense increased by $1,578,130 or 118% for Fiscal 1998, as compared to Fiscal 1997. On June 30, 1996 through July 3, 1996, the Company completed a restructuring of its long-term debt. The restructuring resulted in an extraordinary charge of $2,549,708 for early extinguishment of debt in Fiscal 1997. The Company obtained a $15,000,000 revolving credit facility from Mellon Bank, N.A. ("Mellon"), which was increased to $15,500,000 on January 14, 1998 and increased to $18,000,000 on February 13, 1998, and issued $7,500,000 of its 1996 Series A Convertible Preferred Stock to institutional and individual domestic and foreign investors. The proceeds of the financing were utilized to repay the Company's existing long-term indebtedness. Interest expense on additional borrowings for acquisitions and working capital accounted for $628,079 of the increase, with the increase in amortization of deferred financing costs of $950,051 accounting for the remainder of the increase. Subsequent to June 30, 1998, the Company entered into the Financing Agreement with MSCH, (see "--Liquidity and Capital Resources") and satisfied the existing indebtedness with Mellon.

    On March 4, 1997, the Company entered into a joint venture agreement with BKR, Inc. to acquire a 50% interest in HealthLink Ltd. The equity losses of the joint venture consists of the Company's share, $123,325 and $436,712, of HealthLink's losses for Fiscal 1997 and Fiscal 1998, respectively. In the fourth quarter of Fiscal 1998, the Company decided to discontinue HealthLink's operations, other than providing monitoring services to existing HealthLink customers and the Company recorded a non-cash impairment loss of $2,532,772, related to the write-down of its investment in the joint venture, including approximately $1,300,000 in goodwill. The Company considered the continued operating losses of the joint venture, the inability to find a media partner, and the projected future cash flows from the joint venture to be its primary indicators of an impairment loss.

    The net loss applicable to common shareholders (net loss adjusted for dividends and accretion on Preferred Stock) for Fiscal 1997 and Fiscal 1998 were $18,054,144 or ($12.14) per share based on 1,487,574 shares outstanding, and $12,875,836 or ($3.48) per share based on 3,696,372 shares outstanding, respectively. The net loss for Fiscal 1998, was $9,665,503 or ($2.61) per share, as compared to a net loss of $11,177,623 or ($7.51) per share for Fiscal 1997. The net loss for Fiscal 1998 is primarily attributable to non-cash charges totaling $9,181,131, consisting of (i) depreciation and amortization of $4,334,381, (ii) compensation--employment contracts of $537,541, (iii) amortization of deferred financing costs of $1,339,725 and (iv) joint venture loss of $2,969,484.

    Earnings before interest, taxes, depreciation and amortization ("EBITDA"), excluding charges for: (i) compensation expense--options/employment agreements;
(ii) nonrecurring charges--1998; (iii) loss on joint venture; (iv) loss on debt extinguishment--1997; (v) loss recognized on available-for-sale securities; (vi) legal fees incurred in connection with the preferred stock litigation--1997; and
(vii) a non-cash charge for consulting fees--1997, were $1,979,918 for the Fiscal 1998 as compared to $880,847 for the Fiscal 1997; an improvement of $1,099,071 or 125%. The significant improvement in the Company's EBITDA is the result of the Company's ability to assimilate newly acquired monitoring contracts into the existing customer base without incurring substantial increases in overhead expenses.

ACCOUNTING DIFFERENCES FOR ACCOUNT PURCHASES AND NEW INSTALLATIONS.

    A difference between the accounting treatment of the purchase of subscriber accounts and the accounting treatment of the generation of new accounts through direct sales by the Company's sales force has a significant impact on the Company's results of operations. The costs of monitoring contracts (acquired either through the Company's dealer program or through acquisition of subscriber account portfolios) are capitalized and amortized over estimated lives ranging from 5 to 10 years, on a straight-line basis, for alarm and PERS accounts. Included in capitalized costs are certain acquisition transition costs associated with incorporating the purchased subscriber accounts into the Company's operations, if necessary. Such costs include costs incurred by the Company in fulfilling the Seller's preacquisition obligations to the acquired subscribers, such as providing warranty repair services. In contrast, all of the Company's costs related to the sales, marketing and installation of new alarm monitoring systems generated by the Company's sales force are expensed in the period in which such activities occur.

SUBSCRIBER ATTRITION.

    Subscriber attrition has a direct impact on the Company's results of operations, since it affects both the Company's revenues and its amortization expense. Attrition can be measured in terms of canceled subscriber accounts and in terms of decreased MRR resulting from canceled subscriber accounts. The Company experiences attrition of subscriber accounts as a result of several factors, including relocation of subscribers, adverse financial and economic conditions and competition from other alarm service companies. In addition, the Company may lose certain subscriber accounts, particularly subscriber accounts acquired as part of an acquisition, if the Company does not service those subscriber accounts successfully or does not assimilate such accounts into the Company's operations. Subscriber attrition is defined by the Company for a particular period as a quotient, the numerator of which is equal to the number of subscribers who disconnect during such period, net of the number of subscribers during such period (i) resulting from new installations, (ii) resulting from reconnections from premises previously occupied by subscribers of the Company or of prior subscribers of the Company, (iii) resulting from conversions, and (iv) associated with cancelled accounts with respect to which the Company obtained an account guarantee, and the denominator of which is the average of the number of subscribers at each month end during such period. MRR attrition is defined by the Company for a particular period as a quotient, the numerator of which is an amount equal to gross MRR lost as the result of canceled subscriber accounts during such period, net of MRR during such period
(i) resulting from new installations, (ii) resulting from upgrades of current alarm systems, (iii) generated by increases in rates to existing subscribers,
(iv) resulting from the reconnection of premises previously occupied by subscribers of the Company or of prior subscribers of the Company, (v) resulting from conversions and (vi) associated with canceled accounts with respect to which the Company obtained an account guarantee, and the denominator of which is the average month-end MRR in effect during such period. Although the Company believes that its formulas of subscriber attrition and MRR attrition are similar to those used by other security alarm companies, there can be no assurance that subscriber attrition and MRR attrition, as presented by the Company, are comparable to other similarly titled measures of other alarm monitoring companies. During Fiscal 1998, the Company experienced subscriber attrition of approximately 5% and MRR attrition of approximately 5%.

LIQUIDITY AND CAPITAL RESOURCES

    In July 1996, as part of a restructuring of its long-term debt, the Company obtained a $15,000,000 revolving credit facility from Mellon, which was increased to $15,500,000 on January 14, 1998 and increased to $18,000,000 on February 13, 1998; and issued $7,500,000 of its 1996 Series A Convertible Preferred Stock, par value $1,000 per share (the "Preferred Stock"), to institutional and individual domestic and foreign investors. The restructuring resulted in an extraordinary charge of $2,549,708 for early extinguishment of debt in Fiscal 1997. The proceeds of the financing were utilized to repay the Company's long-term indebtedness.

    Subsequent to June 30, 1998, the Company completed a restructuring of its long-term debt to Mellon. Pursuant to such restructuring, USS sold the Purchased Contracts to its newly created, wholly-owned subsidiary, RAC, for aggregate consideration of $26,000,000 pursuant to the Purchase Agreement. In connection with such refinancing the Company incurred a charge for loss on debt extinguishment of approximately $2,600,000, during the quarter ending September 30, 1998. Also on July 30, 1998, in a related transaction, RAC entered into the Financing Agreement with USS and MSCH. Pursuant to the terms of the Financing Agreement, RAC received the Initial Loan and granted MSCH a first priority perfected security interest in the Receivables. KeyBank provided the funds utilized by MSCH to provide the Initial Loan to RAC. The Initial Loan has a term of five years and bears interest at a rate of 8% per annum. RAC may finance, from time to time, up to an additional $24,000,000 pursuant to the Financing Agreement by pledging additional Purchased Contracts, which it may purchase from USS pursuant to the Purchase Agreement, to MSCH. A portion of the proceeds from the Initial Loan was used to repay all outstanding indebtedness of the Company to Mellon and the remaining amount will be used for acquisitions and general working capital. In the event of default under the Financing Agreement, MSCH would be entitled to all amounts derived from the Receivables necessary to satisfy all outstanding obligations to MSCH under the Financing Agreement.

    The Company will record deferred financing costs of approximately $3,900,000, of which $3,120,000 was paid in cash at the closing and $780,000 was paid in 119,632 shares of Common Stock. The deferred financing costs will be amortized over the life of the loan using the effective interest method. The Company has agreed to file a registration statement to register the sale of the Fee Shares by MSCH under the Securities Act. The Company has agreed that in the event the proceeds to be derived by MSCH from the sale of the Fee Shares is less than $780,000, the Company is obligated to, at its option, pay cash or issue additional shares equal to the amount of the shortfall, if any.

    The Company's working capital decreased by $484,597 from a working capital deficiency of $1,023,805 to a working capital deficiency of $1,508,402 at June 30, 1998. The Company believes its cash flows from operations will be sufficient to fund the Company's principal and interest payments on its debt and capital expenditures, which are the Company's principal uses of cash other than the acquisitions of portfolios of subscriber accounts.

    Net cash provided by operating activities for Fiscal 1998 was $1,164,746, as compared to net cash used in operating activities of $3,538,693 for Fiscal 1997. A net loss of $9,665,503 including non-cash transactions totaling $9,598,588, resulted in net cash used in operating activities in the amount of $66,675. The non-cash transactions are as follows: (i) depreciation and amortization of $5,674,104; (ii) compensation expense in connection with employment agreements of $905,000; (iii) a loss on joint venture of $2,969,484 (see Note 3 of Notes to Consolidated Financial Statements of the Company); and (iv) a loss recognized on available-for-sale securities of $50,000. Net cash provided by operating activities included significant changes in inventory, accounts payable and accrued expenses and other current liabilities, and deferred revenues totaling $1,398,987. The increase in inventory of $425,094 is primarily attributable to the purchase of WanderWatch systems, a monitoring device designed to provide around-the-clock monitoring of patients that suffer from Alzheimer's disease and other diseases or injuries which may involve memory loss, in preparation of the distribution of this new product; and inventory purchased as part of the Triple A acquisition. Accounts payable and accrued expenses increased by $754,527, due to costs incurred in connection with the refinancing of the Mellon line of credit (see Note 15 of Notes to Consolidated Financial Statements of the Company), accrued employee severance and related costs associated with the restructuring of the Company, and an increase in accounts payable and accrued expenses from the daily operations of the recently acquired companies. Deferred revenues increased by $1,069,554, as a result of the acquisition of approximately 19,000 subscriber accounts during the current fiscal year.

    Net cash used in investing activities for Fiscal 1998 was $14,278,809. Purchases of monitoring contracts (including purchase holdback payments) and noncompete covenants accounted for $12,582,817 of the cash used in investing activities. Other investing activities included the purchase of property and equipment of

$1,812,030 (including equipment used for rentals in the amount of $819,139), and proceeds from the sale of marketable securities and equipment of $116,038.

    Net cash provided by financing activities was $13,381,652 for Fiscal 1998. The Company received net proceeds of $17,994,326 from its secondary offering, after giving effect to underwriter commissions and other expenses of the offering. Proceeds from the exercise of stock options and warrants totaled $135,291. The Company, on February 10, 1998, redeemed all of the outstanding Preferred Stock, including all deemed dividends, totaling $8,676,935. Net proceeds received from a line of credit of $4,175,000 were used primarily for the acquisition of monitoring contracts, and expenses incurred in connection with the secondary offering. Costs incurred in connection with the prior years refinancing totaled $65,029. Principal payments on long-term debt totaling $181,001 were made during Fiscal 1998.

    Systems filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in October 1987. Systems' Plan of Reorganization became effective in February 1990 and provided for, among other things, long-term payments to creditors totaling approximately $2,800,000. As of June 30, 1998 deferred payment obligations to such pre-reorganization creditors totaled $181,532, which is payable in varying installments through the year 2000.

    The Company anticipates transferring all of its subscriber accounts from the Euclid Monitoring Station to the Triple A Monitoring Station, as well as incurring additional costs for the integration of the security businesses totaling approximately $1,000,000, including capital expenditures of approximately $500,000, during the next twelve months. The Company has no other material commitments for capital expenditures during the next twelve months and believes that its current cash and working capital position and future cash flow from operations will be sufficient to meet its working capital needs for twelve months.

    The Company intends to use borrowings under the Financing Agreement (see
Note 15 of Notes to Consolidated Financial Statements of the Company) together with the remaining cash flow from operations to continue to acquire monitoring contracts. Additional funds beyond those currently available could be required to continue the acquisition program, and there can be no assurance that the Company will be able to obtain such financing.

INFLATION

    The company does not believe that inflation has a material effect on its operations.

ITEM 7.  FINANCIAL STATEMENTS

    The response to this Item is submitted as a separate section of this report commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The current executive officers and directors of the Company are set forth below:

NAME                            AGE                       POSITION
------------------------------  ---   -------------------------------------------------
Richard M. Brooks(1)..........  49    Chief Executive Officer, President, Chief
                                      Financial Officer and Chairman of the Board
Ronald A. Feldman.............  35    Vice President, Chief Operating Officer,
                                        Secretary-Treasurer and Director
Robert L. May.................  41    Executive Vice President and Director
A. Clinton Allen(1)(2)........  54    Director
Stuart R. Chalfin(1)(2).......  57    Director

------------------------

(1) Member of Audit Committee

(2) Member of Stock Option and Compensation Committees

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

    Ronald A. Feldman has been a Director and Secretary-Treasurer of the Company (including one of its subsidiaries prior to its acquisition by the Company) since August 1990 and Chief Operating Officer since July 1994. He has also served as the Secretary and Treasurer of Systems from June 1990 and Vice President of the Company since April 1992. From August 1986 through September 1989, he was the supervisor of Systems' manufacturing operations and supervised the Company's monitoring activities since March 1987. Mr. Feldman attended Temple University from 1980 to 1982.

    Robert L. May has served as Executive Vice President and Director of the Company since December 1997. Mr. May also served as President of Triple A, a security services company since 1981 and President of Triple A Patrol, a company which provides guards, patrol and alarm response services since 1992 prior to their acquisition by the Company. Mr. May also serves as director of Integral Technologies, Inc., an industry software provider, and is the director of the Central Station Alarm Association. Mr. May has previously served as President of the Pennsylvania Burglar and Fire Alarm Association and the Alarm Dealers Association.

    A. Clinton Allen has served as a Director of the Company since December 1997. Mr. Allen also serves as Vice Chairman and a director of The DeWolfe Companies Inc., a home ownership service company, since 1991. Mr. Allen is Chairman and Chief Executive Officer of A.C. Allen & Company, Inc., an investment banking consulting firm. Mr. Allen also serves as a director of Swiss Army Brands, Inc., a distributor of knives, cutlery and watches and is a member of its Executive Committee, and is a director of

SweetWater, Inc., a water technology company. Mr. Allen also serves as a director and Vice Chairman of Psychemedics Corporation, a drug testing services company. Mr. Allen was the first outside director of Blockbuster Entertainment, was Chairman of its Compensation Committee and served in such capacities until it was sold to Viacom/Paramount in 1994. Mr. Allen is a party to a one-year renewable consulting agreement with the Company commencing February 1998. See "Certain Relationships and Related Transactions".

    Stuart R. Chalfin has been a Director of the Company since October 1, 1997. Since 1975, Mr. Chalfin has been a principal of Fishbein & Company, P.C., independent public accountants, where he specializes in advising closely held businesses and professionals. Mr. Chalfin is affiliated with the Committee on Relations with Colleges and Universities and the Linda Creed Foundation and is a member of the American Institute of Certified Public Accountants. Mr. Chalfin is also a member of the Pennsylvania Institute of Certified Public Accountants, President of Stuart Financial Corp., a financial services firm and President of Monitoring Acquisition Corp., a dealer in monthly recurring revenue products.

ITEM 10.  EXECUTIVE COMPENSATION

                                                                                                    LONG-TERM COMPENSATION
                                                                                                            AWARDS
                                                   ANNUAL COMPENSATION                            ---------------------------
                                         ---------------------------------------                   SECURITIES     LONG-TERM
                                                                    OTHER ANNUAL    RESTRICTED     UNDERLYING     INCENTIVE
                                           SALARY         BONUS     COMPENSATION      STOCK         OPTIONS/         PLAN
NAME AND PRINCIPAL POSITION        YEAR     ($)            ($)         ($)(1)        AWARD(S)       SARS (#)       PAYOUTS
---------------------------------  ----  ----------     ---------   ------------   ------------   ------------   ------------
Richard M. Brooks,...............  1998   $ 231,731        --          --             --            87,500          --
President, Chief Executive         1997   $ 220,673        --          --             --           236,111          --
  Officer and Chief Financial      1996   $ 217,980        --          --             --             --             --
  Officer

Ronald A. Feldman,...............  1998   $ 150,096        --          --             --            37,500          --
Chief Operating Officer, Vice      1997   $ 137,307        --          --             --            86,689          --
  President, Secretary and         1996   $ 135,654        --          --             --             --             --
  Treasurer

Robert L. May,...................  1998   $  51,903        --          --             --           175,000          --
Executive Vice President

                                        ALL OTHER
                                      COMPENSATION
NAME AND PRINCIPAL POSITION                ($)
---------------------------------  -------------------
Richard M. Brooks,...............       --
President, Chief Executive              --
  Officer and Chief Financial           --
  Officer
Ronald A. Feldman,...............       --
Chief Operating Officer, Vice           --
  President, Secretary and              --
  Treasurer
Robert L. May,...................       --
Executive Vice President

--------------------------

(1) Excludes perquisites and other personal benefits, securities and properties otherwise categorized as salary or bonuses which in the aggregate, for each of the officers listed above did not exceed the lesser of either $50,000 or 10% of the total annual salary reported for such person.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

    The following table sets forth information concerning options granted to or held by the Named Executive Officers during the fiscal year ended June 30, 1998:

                                                                                               INDIVIDUAL GRANTS
                                                                             -----------------------------------------------------
                                                                                           PERCENT OF
                                                                              NUMBER OF      TOTAL
                                                                             SECURITIES     OPTIONS
                                                                             UNDERLYING    GRANTED TO    EXERCISE OR
                                                                               OPTIONS    EMPLOYEES IN      BASE       EXPIRATION
NAME                                                                           GRANTED    FISCAL YEAR   PRICE ($/SH)      DATE
---------------------------------------------------------------------------  -----------  ------------  -------------  -----------
Richard M. Brooks..........................................................      87,500         29.2%     $    6.03       02/04/03
Ronald A. Feldman..........................................................      37,500         12.5%     $    6.03       02/04/03
Robert L. May..............................................................     175,000         58.3%     $    6.03       02/04/03

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES

                                                                                      NUMBER             VALUE OF
                                                                                  OF SECURITIES       UNEXERCISED IN-
                                                                                    UNDERLYING           THE-MONEY
                                                                                   UNEXERCISED         OPTIONS/SARS
                                                       SHARES          VALUE      SARS AT FY-END         AT FY-END
                                                     ACQUIRED ON     REALIZED     EXERCISEABLE/        EXERCISEABLE/
NAME                                                 EXERCISE #         ($)       UNEXERCISEABLE     UNEXERCISEABLE(1)
-------------------------------------------------  ---------------  -----------  ----------------  ---------------------
Richard Brooks,
  President, Chief Executive and Financial
    Officer......................................        --             --         236,111/87,500  $   1,572,499/$57,750

Ronald A. Feldman,
  Chief Operating Officer, Vice President,
    Secretary and Treasurer......................        --             --          86,689/37,500  $     577,349/$24,750

Robert L. May,
  Executive Vice President.......................        --             --         105,000/70,000  $      69,300/$46,200

------------------------

(1) The value of unexercised options is determined by multiplying the number of options held by the difference between the closing price of the Common Stock of $6.69 at June 30, 1998, as reported by the Nasdaq SmallCap Market, and the exercise price of the options.

EMPLOYMENT AND CONSULTING AGREEMENTS

    Mr. Brooks, Mr. Feldman and Mr. May each have employment agreements, expiring June 30, 2000, June 30, 2000 and February 10, 2001, respectively, to act in the capacities listed above for the Company. Such agreements provide for annual base salaries of $275,000, $165,000 and $150,000 for the years ending June 30, 1998, June 30, 1998 and February 10, 1999, respectively. Under their employment agreements, Messrs. Brooks, Feldman and May also receive life insurance, disability, hospitalization, major medical, vacation and other employee benefits, reimbursement of reasonable business expenses incurred on behalf of the Company, a non-accountable expense allowance of up to $1,000 per month, in the case of Mr. Brooks, $500 per month, in the case of Mr. Feldman, and $1,000, in the case of Mr. May, under certain circumstances and use of Company-owned vehicles. The employment agreements are terminable only upon certain circumstances, such as for cause, disability and death, and if terminated for any other reason, Messrs. Brooks and Feldman shall be entitled to receive the present value of all compensation and benefits through June 30, 2000 and Mr. May shall be entitled to receive the present value of all compensations and benefits through February 10, 2001. The Company maintains and is the beneficiary of key person life insurance policies in the amount of $3,000,000 and $1,000,000 on the lives of Messrs. Brooks and Feldman, respectively.

    In addition to cash compensation and other benefits, in connection with amendments to their employment agreements executed in August 1992, Messrs. Brooks and Feldman received options to purchase 44,445 and 28,356 shares of Common Stock, respectively, at a price equal to $11.25. These options are exercisable until November 14, 2004. Messrs. Brooks and Feldman also received options to purchase 200,000 and 66,667 shares of Common Stock, respectively, awarded under the Company's Non-Qualified Stock Option Plan. In November 1995, the exercise price on Messrs. Brooks' and Feldman's options were reduced to the prevailing market price of $7.50 and subsequently reduced to $4.50 on June 15, 1997 and to $0.03 on June 27, 1997. During February 1996, Messrs. Brooks and Feldman both exercised options to purchase 8,334 shares of Common Stock. In addition, on February 5, 1998, the Company granted options to purchase 87,500 and 37,500 shares of Common Stock to Mr. Brooks and Mr. Feldman, respectively, at an exercise price equal to $6.03 per share. Such options will vest in three equal annual installments commencing on the first anniversary of the date of grant of such options.

    In connection with the acquisitions of Triple A and Triple A Patrol and his employment agreement, Mr. May received options to purchase 175,000 shares of Common Stock on February 5, 1998 at an exercise price equal to $6.03 per share. Of such options, 105,000 vested on February 5, 1998 and the remaining 70,000 of such options will vest in three equal annual installments commencing on the first anniversary of the date of such grant.

1997 STOCK OPTION PLAN

    In October 1997, the Board of Directors of the Company adopted the 1997 Plan, which was subsequently approved by the Company's stockholders on January 6, 1998.

    The 1997 Plan provides for the grant of options to purchase up to, but not in excess of, 600,000 shares of Common Stock to key employees, including but not limited to officers, directors, agents, consultants and independent contractors of the Company or any parent or subsidiary of the Company (excluding members of the Administrator (as defined in the 1997 Plan)), 500,000 of which have been granted and 100,000 of which are available for grant. Options may be either "incentive stock options" within the meaning of Section 422 of the Code, or non-qualified options. Incentive stock options may be granted only to employees of the Company or a subsidiary of the Company, while non-qualified options may be issued to non-employee directors, as well as to employees of the Company or its subsidiary.

    The 1997 Plan is administered by a committee selected by the Board of Directors (the "Administrator"), which determines, among other things, those individuals who receive options, the time period during which the options may be exercised, the number of shares of Common Stock issuable upon the exercise of each option and the option exercise price. Pursuant to the 1997 Plan, the Administrator determines, among other things, those individuals who receive options, the time period during which the grants will be made, the number of shares of Common Stock to be granted and the price (if any) to be paid by such key employees therefor.

    The exercise price per share of Common Stock subject to an incentive option may not be less than the fair market value per share of Common Stock on the date the option is granted. The per share exercise price of the Common Stock subject to a non-qualified option may be established by the Administrator. If the aggregate fair market value (determined as of the date the option is granted) of Common Stock for which any person may be granted incentive stock options which first become exercisable in any calendar year exceeds $100,000, such stock option shall be treated, to the extent of such excess, as an option which does not qualify as an incentive stock option. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option to such person, 10% or more of the total combined voting power of all classes of stock of the Company (a "10% Shareholder") shall be eligible to receive any incentive stock options under the 1997 Plan unless the exercise price is at least 110% of the fair market value of the shares of Common Stock subject to the option, determined on the date of grant. Non-qualified options are not subject to such limitation.

    No stock option may be transferred by an optionee other than by will or the laws of descent and distribution, and, during the lifetime of an optionee, the option will be exercisable only by the optionee. In the event of termination of employment other than by death, retirement, permanent and total disability, unless extended by the Administrator on or before such employee's date of termination of employment, the optionee will have no more than three months after such termination during which the optionee shall be entitled to exercise all or any part of such employee's option, unless otherwise determined by the Administrator. Upon termination of employment of an optionee by reason of death, retirement, permanent or total disability, such optionee's options remain exercisable for one year thereafter to the extent such options were exercisable on the date of such termination.

    Options under the 1997 Plan must be issued within 10 years from the effective date of the Plan. The effective date of the 1997 Plan is September 1997. Incentive stock options granted under the 1997 Plan cannot be exercised more than 10 years from the date of grant. Incentive stock options issued to a 10%

Shareholder are limited to five-year terms. All options granted under the 1997 Plan provide for the payment of the exercise price in cash or check or by delivery to the Company of shares of Common Stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of such methods, or by such other methods approved by the Administrator pursuant to the 1997 Plan. Therefore, an optionee may be able to tender shares of Common Stock to purchase additional shares of Common Stock and may theoretically exercise all of such optionee's stock options with no additional investment other than the purchase of the original shares.

    Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by the Company become available again for issuance under the 1997 Plan.

    As of the date hereof, options to purchase 500,000 shares of Common Stock have been granted pursuant to the 1997 Plan as follows: (i) 75,000 shares of Common Stock to Mr. Allen, a director, (ii) 175,000 shares of Common Stock to Mr. May, an officer and director, (iii) 75,000 shares of Common Stock to Mr. Rubin, a former director, (iv) 25,000 shares of Common Stock to Mr. Luehrs, a former director, (v) 25,000 shares of Common Stock to Mr. Chalfin, a director,
(vi) 87,500 shares of Common Stock to Mr. Brooks, an officer and director and
(vii) 37,500 shares of Common Stock to Mr. Feldman, an officer and director, all of which options were granted in February 1998 at an exercise price equal to $6.03 and are subject to certain vesting requirements. See "Principal Stockholders."

INCENTIVE STOCK OPTION PLAN

    In March 1992, the Company's Board of Directors and stockholders adopted and approved an Incentive Stock Option Plan ("ISO Plan"). The ISO Plan provides for the grant to key employees of the Company of stock options intended to qualify as "incentive stock options" under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). A total of 13,334 shares of Common Stock have been reserved for issuance under the ISO Plan, all of which shares have been granted as of June 30, 1998.

NON-QUALIFIED STOCK OPTIONS

    In August 1990, the Company's Board of Directors approved a Nonqualified Stock Option Plan (the "NQO Plan") pursuant to which the Company may grant stock options to directors, officers, key employees and consultants. A total of 3,453 shares of Common Stock were reserved for issuance under the NQO Plan, all of which shares have been granted as of June 30, 1998.

REDUCTION OF EXERCISE PRICE OF CERTAIN STOCK OPTIONS

    On June 15, 1997, the Company reduced the exercise price of options to purchase 622,800 shares of Common Stock granted to officers, directors, and a key employee of the Company, from $7.50 to $4.50, or the prevailing market price. On June 27, 1997, the Company further reduced the exercise price of options to purchase 422,800 shares of Common Stock granted to officers and directors of the Company, from $4.50 to $0.03, which resulted in a compensation expense of $1,889,916.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of June 30, 1998, the record and beneficial ownership of Common Stock of the Company by each officer and director, all officers and directors as a group, and each person known to the Company to own beneficially or of record five percent or more of the outstanding shares of the Company:

                                                                            AMOUNT AND NATURE       PERCENTAGE OF
NAME AND ADDRESS                                                              OF BENEFICIAL          OUTSTANDING
OF BENEFICIAL OWNER(2)                                                         OWNERSHIP(1)        STOCK OWNED(3)
-----------------------------------------------------------------------  ------------------------  ---------------
TJS Partners, L.P.(4)..................................................             945,550               15.0%
Ariel Management Corp.(5)..............................................             334,800                5.3%
Westar Capital, Inc.(6)................................................             877,192               13.9%
Richard M. Brooks(7)...................................................             236,772                3.6%
Ronald A. Feldman(8)...................................................              87,356                1.4%
Stuart R. Chalfin(9)...................................................              15,000                   *
Robert L. May(10)......................................................             694,620               10.8%
A. Clinton Allen(11)...................................................              45,000                   *
Executive Officers and Directors as a group (five persons)(12).........           1,078,748               15.9%

------------------------

*   Less than one percent.

(1) For purposes of the above table, a person or group of persons is deemed to have "beneficial ownership" of any shares that such person or group has the right to acquire within 60 days after such date; and for purposes of computing the percentage of outstanding shares held by each person or group on a given date, such shares are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

    Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act, and is generally determined by voting power and/or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the Company believes that the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) The address for the referenced individuals who beneficially owns 5% or more of the outstanding Common Stock of the Company is c/o Response USA, Inc., 11-H Princess Road, Lawrenceville, New Jersey, except for TJS Partners, L.P. whose address is 115 East Putnam Avenue, Greenwich, Connecticut, Ariel Management Corp. whose address is 450 Park Avenue, New York, New York and Westar Capital, Inc. whose address is 1021 Main Street, Suite 1270, Houston, Texas. Information as to TJS Partners, L.P., Ariel Management Corp. and Westar Capital, Inc. was derived from the Schedule 13D filed by such stockholder, and, except for the percentage ownership, reflects the information contained therein as of the date such 13D was filed.

(3) Individual percentages have been rounded to the nearest 0.1%.

(4) TJS Management, L.P. and Thomas J. Salvatore, in their respective capacities as general partners of TJS Partners, L.P. (the "Partnership"), and each of TJS Corporation and Mr. Salvatore, in their respective capacities as general partners of TJS Management, L.P., may be deemed to own beneficially (as defined in Rule 13d-3 promulgated under the Securities Act) the shares owned by the Partnership. Each of such persons disclaims beneficial ownership of such Shares except to the extent of its or his pecuniary interest therein. In addition, each of such persons may be deemed to share with the Partnership the power to vote or direct the vote and to dispose or to direct the disposition of the Shares owned beneficially by the Partnership.

(5) As the sole shareholder and president of Ariel Management Corp., J. Ezra Merkin may be deemed to be the beneficial owner of 334,800 shares of Common Stock, or 5.3% of the outstanding shares of Common Stock.

(6) Westar Security, Inc., Protection One, Inc., Westar Capital, Inc., and Western Resources, Inc., are affiliated companies and may be collectively deemed to be the beneficial owners of the Common Stock.

(7) Includes 236,111 shares issuable upon exercise of currently exercisable options. Does not include 87,500 shares issuable upon exercise of options granted on February 5, 1998, which options shall vest in three equal annual installments commencing on the first anniversary of the date of grant of such options. See "Employment and Consulting Agreements."

(8) Includes 86,689 shares issuable upon exercise of currently exercisable options. Does not include options to purchase 37,500 shares issuable upon exercise of options granted on February 5, 1998, which options shall vest in three equal annual installments commencing on the first anniversary of the date of grant of such options. See "Employment and Consulting Agreements."

(9) Includes 15,000 shares issuable upon exercise of the vested portion of options granted. Does not include 10,000 shares issuable upon exercise of options granted on February 5, 1998, which options shall vest one year from the date of grant of such options.

(10) Includes 105,000 shares issuable upon exercise of the vested portion of options granted on February 5, 1998. Does not include 70,000 shares issuable upon exercise of options granted on February 5, 1998, which options shall vest in three equal annual installments commencing on the first anniversary of the date of grant of such options. See "Employment and Consulting Agreements."

(11) Includes 45,000 shares issuable upon exercise of the vested portion of options granted on February 5, 1998. Does not include 30,000 shares issuable upon exercise of options granted on February 5, 1998, which options shall vest one year from the date of grant of such options.

(12) Includes 487,800 shares issuable upon exercise of currently exercisable options and the vested portion of options granted on February 5, 1998 referred to in notes (7), (8), (9), (10) and (11) above.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Except as described below or under "Directors and Executive Officers of the Registrant" and "Executive Compensation," the Company has not engaged in any transactions with individuals who, at the time of such transaction, were officers, directors, principal stockholders or affiliates thereof during the three fiscal years ended June 30, 1998.

    In connection with the appointment of A. Clinton Allen as a director of the Company, the Company entered into a one-year renewable consulting agreement with A.C. Allen & Co., a company owned by Mr. Allen, commencing February 1998, pursuant to which A.C. Allen & Co. will receive $4,000 per month in consideration for Mr. Allen providing certain consulting services to the Company. Such consulting agreement was approved by the Company's independent directors.

    Stuart R. Chalfin, a director of the Company is President of Stuart Financial Corp. which performed consulting services for the Company in connection with acquisitions by the Company. To date, Stuart Financial Corp. received consulting fees in connection with such services in the amount of $13,500.

    The Company intends that all future material affiliated transactions and loans will be made or entered into on terms that are no less favorable to the Company than those that can be obtained from unaffiliated third parties and that all future material affiliated transactions and loans, and any forgiveness of loans, must be approved by a majority of the Company's independent directors who do not have an interest in the transactions and who had access, at the Company's expense, to the Company's or independent legal counsel. In addition, the Company has agreed to maintain at least two independent directors on its Board of Directors.

    Robert L. May, a director and executive officer of the Company is the landlord for the Company's leased properties located in Wilkes Barre and Hamlin, Pennsylvania. During Fiscal 1998, the Company made rental payments to Mr. May in the amount of $61,667.

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits (numbered in accordance with Item 601 of Regulation S-B).

EXHIBIT NO.                                            DESCRIPTION
-----------  ------------------------------------------------------------------------------------------------
      2(a)   Agreement and Plan of Reorganization dated August 9, 1990, by and among the Company (Corsica
               Capital Corp.), Management of Corsica Capital Corp. and Lifecall Systems, Inc.(1)
      2(b)   Plan and Agreement of Merger dated March 18, 1992 by and between Response USA, Inc. (Delaware)
               and Lifecall America, Inc.(1)
      2(c)   Delaware Certificate of Ownership and Merger Merging Response USA, Inc., a Nevada Corporation
               with and into its wholly-owned subsidiary Response USA, Inc., a Delaware corporation(1)
      2(d)   Nevada Articles of Merger of Response USA, Inc. (formerly Lifecall America, Inc.), a Nevada corporation, into Response USA, Inc., a Delaware corporation(1)
      3(a)   Certificate of Incorporation of the Company(3)
      3(b)   Bylaws of the Company(1)
      4(a)   Form of Common Stock Certificate(1)
      4(b)   Form of Warrant Agreement(1)
      4(c)   Form of Class A Warrant Certificate(1)
      4(d)   Form of Class B Warrant Certificate(1)
      4(e)   Form of Class C Warrant Certificate(1)
      4(f)   Form of Preferred Warrant Certificate(2)
      4(g)   Incentive Stock Option Plan of the Company adopted by the Company's Board on March 18, 1992, and approved by the Company's stockholders on March 1992(1)
      4(h)   Restricted Stock Option Plan of the Company adopted by the Company's Board on August 20, 1990, as amended August 30, 1991, January 2, 1992 and March 18, 1992(1)
      4(i)   1997 Stock Option Plan of the Company adapted by the Company's Board in September 1997(3)
     10(a)   Lifecall Systems, Inc. Third Amended Plan of Reorganization with Order Affirming Third Amended
               Plan of Reorganization dated January 9, 1990(1)
     10(b)   Employment Agreement dated August 28, 1992, by and between the Company and Richard R. Brooks, and Addendum thereto dated October 1, 1992, as amended(2)
     10(c)   Employment Agreement dated August 28, 1992, by and between the Company and Ronald A. Feldman, and Addendum thereto dated October 1, 1992, as amended(2)
     10(d)   Employment Agreement dated February 10, 1998, by and between the Company and Robert L. May
     10(e)   Agreement dated as of November 22, 1996 between Sloan Electronics, Incorporated and the
               Company(2)
     10(f)   Asset Purchase Agreement dated October 1, 1997 between the Company and Triple A Security
               Systems, Inc.(2)
     10(g)   Loan and Security Agreement dated as of June 30, 1996 between Mellon Bank, N.A. and the
               Company(2)
     10(h)   Purchase Agreement dated as of March 4, 1997, among BKR, Inc., the Company and HealthLink,
               Ltd.(2)
     10(i)   Operating Agreement of HealthLink, Ltd. dated as of March 4, 1997(2)
     10(j)   Agreement dated as of June 18, 1997, by and among the Company and the holder of the Preferred
               Stock who are signatories thereto and Amendment No. 1 thereto.(3)

EXHIBIT NO.                                            DESCRIPTION
-----------  ------------------------------------------------------------------------------------------------
     10(k)   Purchase Agreement dated as of July 30, 1998, between Response Acquisition Corp. and United
               Security Systems, Inc. (excluding all exhibits and schedules)(4)
     10(l)   Receivable Financing Agreement dated as of July 30, 1998, among McGinn, Smith Capital Holdings
               Corp., Response Acquisition Corp. and United Security Systems, Inc. (excluding all exhibits and schedules)(4)
        11   Statement re: computation of earnings (loss) per share
        21   Subsidiaries of the registrant
        27   Financial Data Schedule

------------------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (registration number 33-47589).

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.

(3) Incorporated by reference to the Company's Registration Statement on Form SB-2 (registration number 333-37595).

(4) Incorporated by reference to a Report filed by the Company on Form 8-K dated July 30, 1998.

    (b) Reports on Form 8-K--The Company filed a Report on Form 8-K dated July 30, 1998 in connection with its financing transaction with MSCH; The Company filed a Report on Form 8-K dated February 11, 1998 in connection with certain acquisitions; The Company filed a Report on Form 8-K dated July 2, 1997 in connection with a change of accountants.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------

RESPONSE USA, INC. AND SUBSIDIARIES

Independent Auditors' Report...............................................................................        F-2

Consolidated Balance Sheet at June 30, 1998................................................................        F-3

Consolidated Statements of Operations for the Fiscal Years Ended June 30, 1997
  and June 30, 1998........................................................................................        F-4

Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended June 30, 1997
  and June 30, 1998........................................................................................        F-5

Consolidated Statement of Cash Flows for the Fiscal Years Ended June 30, 1997
  and June 30, 1998........................................................................................        F-6

Notes to Consolidated Financial Statements.................................................................        F-9

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors of Response USA, Inc.:

    We have audited the accompanying consolidated balance sheet of Response USA, Inc. and subsidiaries, as of June 30, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1997 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statement presents fairly, in all material respects, the financial position of the Company as of June 30, 1998 and the results of its operations and cash flows for the years ended June 30, 1997 and 1998 in conformity with generally accepted accounting principles.

                                          DELOITTE & TOUCHE LLP

                                          /s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

September 16, 1998

                      RESPONSE USA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 JUNE 30, 1998

                                    ASSETS
CURRENT ASSETS
    Cash.......................................................................  $  966,140
    Marketable securities......................................................      25,000
    Accounts receivable
        Trade--Net of allowance for doubtful accounts of $547,969..............   2,338,359
    Inventory..................................................................   1,648,250
    Prepaid expenses and other current assets..................................     581,627
                                                                                 ----------
            Total current assets...............................................   5,559,376
                                                                                 ----------
MONITORING CONTRACT COSTS--Net of accumulated amortization of $8,566,717.......  31,280,805
                                                                                 ----------
PROPERTY AND EQUIPMENT--Net of accumulated depreciation and amortization of
  $3,102,367...................................................................   2,892,181
                                                                                 ----------
OTHER ASSETS
    Deferred financing costs--Net of accumulated amortization of $1,594,379....   2,679,450
    Other noncurrent assets....................................................     275,084
                                                                                 ----------
                                                                                  2,954,534
                                                                                 ----------
                                                                                 $42,686,896
                                                                                 ----------
                                                                                 ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt
    Notes payable...............................................................  $  682,418
    Capitalized lease obligations...............................................      54,194
  Accounts payable--Trade.......................................................     917,316
  Purchase holdbacks............................................................     431,378
  Accrued expenses and other current liabilities................................   1,931,419
  Deferred revenue..............................................................   3,051,053
                                                                                  ----------
        Total current liabilities...............................................   7,067,778
                                                                                  ----------
LONG-TERM LIABILITIES--Net of current portion
  Long-term debt
    Notes payable...............................................................  16,434,961
    Capitalized lease obligations...............................................      55,195
  Purchase holdbacks............................................................     169,242
  Deferred compensation expense.................................................   2,562,500
                                                                                  ----------
                                                                                  19,221,898
                                                                                  ----------
COMMITMENTS AND CONTINGENCIES (See Note 13)
STOCKHOLDERS' EQUITY
  Common stock--Par value $.008
    Authorized 37,500,000 shares
      Issued and outstanding 6,317,023 shares...................................      50,537
  Additional paid-in capital....................................................  60,664,468
  Accumulated deficit...........................................................  (44,317,785)
                                                                                  ----------
                                                                                  16,397,220
                                                                                  ----------
                                                                                  $42,686,896
                                                                                  ----------
                                                                                  ----------

                See notes to consolidated financial statements.

                      RESPONSE USA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                         YEAR ENDED JUNE 30,
                                                                                    ------------------------------
                                                                                         1997            1998
                                                                                    --------------  --------------
OPERATING REVENUES
  Product sales...................................................................  $    2,938,618  $    3,310,876
  Monitoring and service..........................................................       9,784,285      12,358,368
  Security patrol.................................................................                         850,884
                                                                                    --------------  --------------
                                                                                        12,722,903      16,520,128
                                                                                    --------------  --------------
COST OF REVENUES
  Product sales...................................................................       1,970,158       2,374,095
  Monitoring and service..........................................................       2,930,137       3,631,796
  Security patrol.................................................................                         672,247
                                                                                    --------------  --------------
                                                                                         4,900,295       6,678,138
                                                                                    --------------  --------------

GROSS PROFIT......................................................................       7,822,608       9,841,990
                                                                                    --------------  --------------
OPERATING EXPENSES
  Selling, general and administrative.............................................       8,323,761       7,912,072
  Compensation--Options/Employment contracts......................................       3,689,700         537,541
  Depreciation and amortization...................................................       2,976,433       4,334,381
  Nonrecurring charges (see Note 4)...............................................                         838,581
                                                                                    --------------  --------------
                                                                                        14,989,894      13,622,575
                                                                                    --------------  --------------
LOSS FROM OPERATIONS..............................................................      (7,167,286)     (3,780,585)
                                                                                    --------------  --------------
OTHER INCOME/(EXPENSE)
  Interest expense, net...........................................................      (1,337,304)     (2,915,434)
  Joint venture loss (see Note 3).................................................        (123,325)     (2,969,484)
                                                                                    --------------  --------------
                                                                                        (1,460,629)     (5,884,918)
                                                                                    --------------  --------------
LOSS BEFORE EXTRAORDINARY ITEM....................................................      (8,627,915)     (9,665,503)

EXTRAORDINARY ITEM
  Loss on debt extinguishment.....................................................      (2,549,708)
                                                                                    --------------  --------------
NET LOSS..........................................................................     (11,177,623)     (9,665,503)
  Dividends and accretion on preferred stock......................................      (6,876,521)     (3,210,333)
                                                                                    --------------  --------------
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS........................................  $  (18,054,144) $  (12,875,836)
                                                                                    --------------  --------------
                                                                                    --------------  --------------
Loss per common share--Basic and diluted
  Loss before extraordinary item..................................................          ($5.80)         ($2.61)
  Extraordinary item..............................................................          ($1.71)          $0.00
                                                                                    --------------  --------------
  Net loss........................................................................          ($7.51)         ($2.61)
                                                                                    --------------  --------------
                                                                                    --------------  --------------
  Net loss applicable to common shareholders......................................         ($12.14)         ($3.48)
                                                                                    --------------  --------------
                                                                                    --------------  --------------
Weighted average number of shares outstanding.....................................       1,487,574       3,696,372
                                                                                    --------------  --------------
                                                                                    --------------  --------------

                See notes to consolidated financial statements.

                      RESPONSE USA, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       YEARS ENDED JUNE 30, 1997 AND 1998

                                                                                                                   UNREALIZED
                                PREFERRED STOCK          PREFERRED STOCK                                             HOLDING
                                   SERIES -A                SERIES -B               COMMON STOCK                    LOSSES ON
                             ----------------------  ------------------------  ----------------------  ADDITIONAL  AVAILABLE-
                               NUMBER                 NUMBER                    NUMBER                  PAID-IN     FOR-SALE
                              OF SHARES    AMOUNT    OF SHARES     AMOUNT      OF SHARES    AMOUNT      CAPITAL    SECURITIES
                             -----------  ---------  ---------  -------------  ---------  -----------  ----------  -----------
Balance--June 30, 1996.....       7,500   $1,605,000                           1,284,982   $  10,280   $24,971,800  ($193,343)
Accretion on preferred
  stock....................               5,895,000
Discount on and deemed
  dividends on preferred
  stock....................                 876,521
Exercise of stock options
  and warrants.............                                                       55,650         445      407,508
Issuance of warrants to
  consultants in connection
  with the exercise of
  warrants.................                                                                               689,000
Repricing of stock purchase
  warrants.................                                                                             2,848,765
Conversion of convertible
  subordinated promissory
  notes--Net of related
  costs of $5,068..........                                                        3,704          30       44,902
Acquisitions...............                                                       13,900         111       74,889
Issuance of stock
  options..................                                                                             2,032,200
Investment in joint
  venture..................                                                      364,721       2,918    3,297,082
Conversion of preferred
  stock....................        (610)   (618,738)                              63,446         508      618,230
Issuance of warrants to
  preferred shareholders...                                                                               105,000
Issuance of warrants in
  connection with the
  obtaining of preferred
  stock....................                                                                               350,000
Cancellation of common
  stock held in escrow.....                                                      (16,667)       (134)         134
Unrealized holding losses
  on available-for-sale
  securities...............                                                                                           193,343
Net loss...................
                                                                         --
                             -----------  ---------  ---------                 ---------  -----------  ----------  -----------
Balance--June 30, 1997.....       6,890   7,757,783                            1,769,736      14,158   35,439,510           0
Secondary offering.........                                                    3,268,800      26,150   17,968,176
Exercise of stock
  options..................                                                       19,972         160      135,132
Exercise of warrants by
  lender...................                           3,069.58           31      107,263         858         (889)
Issuance of common stock to
  lender...................                                                       40,000         320      267,180
Issuance of common stock to
  consultant...............                                                       15,000         120       89,880
Discount on and deemed
  dividends on preferred
  stock....................               2,044,152
Conversion of preferred
  stock--Series A..........      (1,000)  (1,125,000)                            300,000       2,400    1,272,600
Conversion of preferred
  stock--Series B..........                          (3,069.58)         (31)     102,319         819         (788)
Redemption of preferred
  stock....................      (5,890)  (8,676,935)
Issuance of warrants to
  preferred shareholders...                                                                             1,016,181
Issuance costs incurred in
  connection with the
  preferred stock
  settlement...............                                                                               (16,081)
Acquisitions...............                                                      686,898       5,496    4,483,623
Employee bonus.............                                                        1,334          11        9,989
Other......................                                                        5,701          45          (45)
Net loss...................
                                                                         --
                             -----------  ---------  ---------                 ---------  -----------  ----------  -----------
Balance--June 30, 1998.....           0   $       0          0    $       0    6,317,023   $  50,537   $60,664,468  $       0
                                                                         --
                                                                         --
                             -----------  ---------  ---------                 ---------  -----------  ----------  -----------
                             -----------  ---------  ---------                 ---------  -----------  ----------  -----------


                             ACCUMULATED
                               DEFICIT       TOTAL
                             ------------  ----------
Balance--June 30, 1996.....   ($13,387,805) $13,005,932
Accretion on preferred
  stock....................   (5,895,000)           0
Discount on and deemed
  dividends on preferred
  stock....................     (876,521)           0
Exercise of stock options
  and warrants.............                   407,953
Issuance of warrants to
  consultants in connection
  with the exercise of
  warrants.................                   689,000
Repricing of stock purchase
  warrants.................                 2,848,765
Conversion of convertible
  subordinated promissory
  notes--Net of related
  costs of $5,068..........                    44,932
Acquisitions...............                    75,000
Issuance of stock
  options..................                 2,032,200
Investment in joint
  venture..................                 3,300,000
Conversion of preferred
  stock....................                         0
Issuance of warrants to
  preferred shareholders...     (105,000)           0
Issuance of warrants in
  connection with the
  obtaining of preferred
  stock....................                   350,000
Cancellation of common
  stock held in escrow.....                         0
Unrealized holding losses
  on available-for-sale
  securities...............                   193,343
Net loss...................  (11,177,623)  (11,177,623)

                             ------------  ----------
Balance--June 30, 1997.....  (31,441,949)  11,769,502
Secondary offering.........                17,994,326
Exercise of stock
  options..................                   135,292
Exercise of warrants by
  lender...................                         0
Issuance of common stock to
  lender...................                   267,500
Issuance of common stock to
  consultant...............                    90,000
Discount on and deemed
  dividends on preferred
  stock....................   (2,044,152)           0
Conversion of preferred
  stock--Series A..........     (150,000)           0
Conversion of preferred
  stock--Series B..........                         0
Redemption of preferred
  stock....................                (8,676,935)
Issuance of warrants to
  preferred shareholders...   (1,016,181)           0
Issuance costs incurred in
  connection with the
  preferred stock
  settlement...............                   (16,081)
Acquisitions...............                 4,489,119
Employee bonus.............                    10,000
Other......................                         0
Net loss...................   (9,665,503)  (9,665,503)

                             ------------  ----------
Balance--June 30, 1998.....   ($44,317,785) $16,397,220

                             ------------  ----------
                             ------------  ----------

                See notes to consolidated financial statements.

                      RESPONSE USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                         YEAR ENDED JUNE 30,
                                                                                     ----------------------------
                                                                                         1997           1998
                                                                                     -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss.........................................................................  ($ 11,177,623) ($  9,665,503)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities
      Depreciation and amortization................................................      2,976,433      4,334,380
      Amortization of deferred financing costs and debt discount...................        389,674      1,339,724
      (Gain) loss on sale of property and equipment................................         15,389         (3,657)
      Loss on sale of marketable securities........................................                         3,777
      Loss recognized on available-for-sale securities.............................        218,343         50,000
      Loss on joint venture (see Note 3)...........................................        123,325      2,969,484
      Issuance of warrants for consulting fees.....................................        689,000
      Compensation expense in connection with the issuance of stock options and
        employment agreements......................................................      3,689,700        905,000
      Increase in accounts receivable--Trade.......................................        (29,004)      (158,140)
      Increase in inventory........................................................       (146,263)      (425,094)
      (Increase) decrease in prepaid expenses and other current assets.............        (98,554)        10,021
      (Increase) decrease in deposits..............................................          2,697        (19,327)
      Increase in accounts payable--Trade..........................................        130,672        324,657
      Increase (decrease) in accrued expenses and other current liabilities........       (712,877)       429,870
      Increase in deferred revenues................................................        390,395      1,069,554
                                                                                     -------------  -------------
          Net cash provided by (used in) operating activities......................     (3,538,693)     1,164,746
                                                                                     -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in joint venture......................................................        (12,810)
  Proceeds from the sale of marketable securities..................................                       113,138
  Purchase of monitoring contracts (net of purchase holdbacks).....................     (3,863,360)   (12,562,817)
  Purchase of noncompete covenants related to acquisitions.........................                       (20,000)
  Proceeds from the sale of property and equipment.................................         39,864          2,900
  Purchase of property and equipment...............................................       (636,659)    (1,812,030)
                                                                                     -------------  -------------
          Net cash used in investing activities....................................     (4,472,965)   (14,278,809)
                                                                                     -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the secondary offering.............................................                    21,247,200
  Costs incurred in connection with the secondary offering.........................                    (3,252,874)
  Proceeds from the issuance of preferred stock....................................      7,500,000
  Redemption of preferred stock....................................................                    (8,676,935)
  Costs incurred in connection with the preferred stock issuance...................     (1,012,449)       (16,081)
  Costs incurred in connection with common stock issuances.........................        (34,220)
  Deferred financing costs incurred................................................         22,761        (48,948)
  Proceeds of long-term notes payable..............................................     15,235,000      6,094,673
  Principal payments on long-term debt
      Notes payable................................................................    (15,292,934)    (2,035,553)
      Capitalized lease obligations................................................        (82,460)       (65,121)
  Net proceeds from the exercise of stock options and warrants.....................        447,745        135,291
                                                                                     -------------  -------------
          Net cash provided by financing activities................................      6,783,443     13,381,652
                                                                                     -------------  -------------
NET INCREASE (DECREASE) IN CASH....................................................     (1,228,215)       267,589
CASH--BEGINNING....................................................................      1,926,766        698,551
                                                                                     -------------  -------------
CASH--ENDING.......................................................................  $     698,551  $     966,140
                                                                                     -------------  -------------
                                                                                     -------------  -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for interest...........................................  $   1,280,340  $   1,568,093
  Cash paid during the year for income taxes.......................................       --             --

                See notes to consolidated financial statements.

                      RESPONSE USA, INC. AND SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCIAL ACTIVITIES

    During Fiscal 1997 and Fiscal 1998, long-term notes payable of $74,028 and $182,230, respectively, were incurred for the purchase of property and equipment. Capitalized lease obligations of $143,100 and $31,623 were incurred for the acquisition of property and equipment for the same comparable periods ended June 30, 1997 and 1998, respectively.

    During Fiscal 1997, convertible subordinated promissory notes of $50,000 were converted to Common Stock. As a result, the Company reduced deferred financing costs and additional paid-in capital in the amount of $5,068.

    During Fiscal 1997, the Company recorded accretion to Preferred Stock in the amount of $5,895,000 with a corresponding charge to accumulated deficit. The accretion represents the intrinsic value of the beneficial conversion feature contained within the Preferred Stock.

    During Fiscal 1997, the Company recorded $350,000 as additional paid-in capital, related to the issuance of warrants to a consultant in connection with the sale of Preferred Stock.

    During Fiscal 1997 and Fiscal 1998, the Company recorded deemed dividends and accretion on such deemed dividends totaling $876,521 and $2,044,152, respectively, in connection with the Preferred Stock issuance, with a corresponding charge to accumulated deficit.

    During Fiscal 1997 and Fiscal 1998, $610,000 and $1,000,000 of Preferred Stock, and $8,738 and $125,000 in deemed dividends and accretion on such deemed dividends were converted into 63,446 and 300,000 shares of Common Stock, respectively (see Note 9 of Notes to Consolidated Financial Statements of the Company).

    During Fiscal 1997 and Fiscal 1998, the Company recorded additional paid-in capital of $105,000 and $1,016,181, respectively, with corresponding charges to accumulated deficit, to reflect the fair value of the additional warrants issued to the preferred shareholders (see Note 9 of Notes to Consolidated Financial Statements of the Company).

    During Fiscal 1997, the Company decreased the put obligation payable associated with warrants issued to the Company's lender and the corresponding charge to deferred financing costs by $315,155, in connection with the refinancing at June 30, 1996. On June 24, 1997, the Company, in return for the holder of the warrants forgiving the put obligation feature, reduced the exercise price of such warrants from $9.75 to $4.50. In connection with the repricing of these stock purchase warrants, the Company recorded deferred financing costs and additional paid-in capital of $2,848,765. On August 13, 1997, the Holder exercised the warrants and received 107,263 shares of Common Stock and shares of Series B Preferred Stock convertible into 102,319 shares of Common Stock (see Note 7 of Notes to Consolidated Financial Statements of the Company).

    On February 13, 1998, the Company entered into an amended and restated Loan and Security Agreement with Mellon increasing the Credit Line to $18,000,000. In connection with the Company's amended and restated Loan and Security Agreement, the Company issued 40,000 shares of Common Stock, valued at $267,500, to APT Holdings Corporation (an affiliate of Mellon), and 15,000 shares of Common Stock , valued at $90,000, to a consultant (see Note 7 of Notes to Consolidated Financial Statements of the Company).

                See notes to consolidated financial statements.

                      RESPONSE USA, INC. AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCIAL ACTIVITIES
(CONTINUED)
    During Fiscal 1998, the Company increased monitoring contract costs and the corresponding transition costs liability (included in accrued expenses and other current liabilities) in the amount of $90,164.

    During Fiscal 1997 and Fiscal 1998, the Company issued 8,333 and 686,664 shares of Common Stock, valued at $75,000 and $4,489,119, respectively, in connection with acquisitions (see Note 2 of Notes to Consolidated Financial Statements of the Company).

    During Fiscal 1997 and Fiscal 1998, the Company issued 5,567 and 2,900 shares of Common Stock, respectively, pursuant to guarantees of stock valuations, in connection with past acquisitions of monitoring contracts. The Company, also, canceled 2,666 shares of Common Stock pursuant to guarantees of stock valuations, during Fiscal 1998.

    During Fiscal 1997 and Fiscal 1998, the Company reduced amounts receivable and recorded monitoring contract costs in the amount of $154,570 and $4,326, respectively, in connection with the purchase of monitoring contracts.

    During Fiscal 1998, the Company recorded a note payable in the amount of $200,000 and recorded monitoring contract costs for the same amount, in connection with an acquisition.

    During Fiscal 1997, the Company reduced monitoring contracts and the corresponding purchase holdbacks in the amount of $306,808.

    In March 1997, the Company issued 364,721 shares of Common Stock, valued at $3,300,000 in connection with a Joint Venture.

    During Fiscal 1997, the Company recorded consulting fees in the amount of $689,000 in connection with the exercise of warrants.

    During Fiscal 1998, the Company issued 1,334 shares of Common Stock, valued at $10,000, as an employee bonus.

                See notes to consolidated financial statements.

                      RESPONSE USA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of Response USA, Inc., its wholly-owned subsidiaries Response Ability Systems, Inc., United Security Systems, Inc., Emergency Response Systems, Inc., Organization for Enhanced Capability, Inc., and The Jupiter Group, Inc. All significant intercompany transactions and balances have been eliminated.

    Certain amounts in the 1997 annual financial statements have been reclassified to conform to the 1998 presentation.

    NATURE OF BUSINESS AND REVENUE RECOGNITION

    The Company is a fully integrated security systems provider engaged in the monitoring, sale, installation and maintenance of residential and commercial security systems and PERS. The Company is a regional provider of security alarm monitoring services for residential and small business subscribers operating in the states of New York, New Jersey, Pennsylvania, Delaware, Maryland and Connecticut. The Company provides security patrol services in the northeast region of Pennsylvania, as a supplement to its alarm monitoring services. The Company is also a nationwide provider of PERS products which enable individual users, such as elderly or disabled persons, to transmit a distress signal using a portable transmitter. Revenues from the sale of PERS are recognized upon shipment. Revenues under contracts for monitoring and service are deferred and recognized ratably over the contract period. Revenues from the sale of security and fire alarm systems are recognized when installed.

    The Company leases certain equipment to customers under month-to-month operating leases, with revenues recognized as income ratably over the lease terms.

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

    CONCENTRATION OF CREDIT RISK

    The Company's products are sold directly and through distributors in the United States to hospitals, home healthcare agencies and individual consumers. The Company performs ongoing credit evaluations of its customers and, in the case of sales-type leases; the leased equipment serves as collateral in the transactions. The Company maintains reserves for potential credit losses. An allowance for doubtful accounts is provided by the Company based on historical collection experience and a review of the current status of existing receivables.

                      RESPONSE USA, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    MARKETABLE SECURITIES

    The Company's investments in marketable securities have been categorized as available-for-sale and are stated at fair value. Realized gains and losses, determined using the specific identification method are included in operations; temporary unrealized holding gains and losses are reported as a separate component of stockholders' equity.

    INVENTORY

    Inventory is stated at the lower of cost (first-in, first-out method) or market.

    MONITORING CONTRACT COSTS AND AMORTIZATION

    Monitoring contracts acquired are stated at cost. The costs of acquired monitoring contracts includes the costs of accounts purchased and any contractual rights to related monitoring revenues purchased from alarm system dealers and emergency response system dealers, and the estimated fair value of the accounts acquired in business acquisitions, including an accrual for estimated acquisition transition costs, if necessary. The estimated transition costs include costs associated with transferring the customers to the Company's central monitoring station, notification of change in service provider, and service calls to customer premises. Costs related to sales, marketing and installation of systems for accounts internally generated are charged to expense as incurred.

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

    PROPERTY AND EQUIPMENT AND DEPRECIATION AND AMORTIZATION

    Property and equipment are stated at cost. Expenditures for additions, renewals and betterments are capitalized; expenditures for maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation or amortization is eliminated from the accounts and any resulting gain or loss is credited or charged to operations. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets.

    DEFERRED FINANCING COSTS AND AMORTIZATION

    Costs incurred in connection with various financing have been deferred; amortization is provided using the straight-line method over the terms of the financing, and is included in interest expense.

                      RESPONSE USA, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    IMPAIRMENT OF LONG-LIVED ASSETS

    The Company reviews long-lived assets and intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company determines the value of subscriber accounts based on the cash flows from the MRR stream using the most recent historical attrition rate.

    ACCOUNTING FOR STOCK-BASED COMPENSATION

    The Company accounts for transactions in which goods or services are received in return for the issuance of equity instruments based on the fair value of the equity instruments or the goods or services received, whichever is more reliably measured.

    NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the FASB issued SFAS NO. 130, REPORTING COMPREHENSIVE INCOME. This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997, although earlier adoption is permitted. Reclassification of financial information for earlier periods presented for comparative purposes are required under SFAS NO. 130. As this statement only requires additional disclosures in the Company's financial statements, its adoption will not have any impact on the Company's financial position or results of operations. The Company expects to adopt SFAS NO. 130 effective for the year beginning July 1, 1998.

    In June 1997, the FASB issued SFAS NO. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement, which establishes standards for the reporting of information about operating segments and requires the reporting of selected information about operating segments in financial statements, is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. Reclassification of segment information for earlier periods presented for comparative purposes are required under SFAS NO. 131. As this statement only requires additional disclosures in the Company's financial statements, its adoption will not have any impact on the company's financial position or results of operations. The Company expects to adopt SFAS NO. 131 effective for the year beginning July 1, 1998.

    In June 1998, the FASB issued SFAS NO. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities, is effective for all interim and annual periods beginning after June 15, 1999. This statement, which the Company will adopt for the year beginning July 1, 1999, is not expected to have a material impact on the Company's financial position or results of operations.

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

                      RESPONSE USA, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INCOME TAXES (CONTINUED)

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

    In January 1998, the Board of Directors and Stockholders authorized and approved a one-for-three reverse stock split (the "Reverse Stock Split"). The Reverse Stock Split became effective on the 9th of January 1998 (see Note 10). The loss per common share gives effect to this transaction effective as of July 1, 1996.

    In February 1997, the FASB issued SFAS No. 128, EARNINGS PER SHARE, which was adopted by the Company effective for the year ended June 30, 1998, as required by the statement. For the years ended June 30, 1998 and 1997, the potential common shares have an antidilutive effect on the computation of diluted loss per common share, and have, therefore, been excluded. Accordingly, diluted loss per common share has not been presented.

    The following table summarizes those securities that could potentially dilute loss (earnings) per common share for common shareholders in the future that were not included in determining loss per common share, as the effect is antidilutive.

                                                                       JUNE 30,    JUNE 30,
                                                                         1998        1997
                                                                      ----------  ----------
Potential Common Shares resulting from:
  Stock options.....................................................   1,159,681     679,653
  Warrants..........................................................   2,008,760   1,972,222
  Convertible preferred stock.......................................               1,396,000
                                                                      ----------  ----------
                                                                       3,168,441   4,047,875
                                                                      ----------  ----------
                                                                      ----------  ----------

2. ACQUISITIONS

    During Fiscal 1997, the Company purchased monitoring contracts for an aggregate of $4,168,525. As consideration, the Company paid $3,424,712 in cash, reduced amounts receivable by $154,570, incurred acquisition costs of $104,941, recorded purchase holdbacks of $409,302 (which are payable over periods of up to twenty-four months based on performance guarantees of the seller), and issued 8,333 shares of its common stock valued at $75,000.

    On February 11, 1998, the Company acquired substantially all of the assets of Triple A. Triple A is engaged in the installation, servicing and monitoring of electronic security systems. In consideration of the acquisition of approximately 14,000 subscriber accounts, the Company paid Triple A an aggregate of $13,056,650, consisting of $10,061,577 in cash (including acquisition costs incurred of $61,577) and 460,780 shares of its common stock, valued at $2,995,073; additionally the Company assumed certain liabilities

                      RESPONSE USA, INC. AND SUBSIDIARIES

2. ACQUISITIONS (CONTINUED)
totaling $1,142,664. The purchase price was allocated based on the fair market value of the assets acquired and liabilities assumed.

    On February 11, 1998, the Company acquired all of the outstanding stock of Triple A Patrol, a patrol service company. Robert L. May, the sole stockholder of Triple A, was an 80% shareholder of Triple A Patrol. Triple A Patrol's services are principally supplied in areas in which the Company is a substantial provider of security systems services. The patrol service supplements the Company's alarm monitoring service by providing routine patrol of a subscriber's premises and neighborhood, response to alarm system activation's and "special watch" services, such as increased surveillance when the customer is on vacation. In consideration of the acquisition, the Company issued 161,050 shares of Common Stock, valued at $1,040,107, subject to adjustment. The purchase price was allocated based on the fair market value of the assets acquired and liabilities assumed.

    The following unaudited pro forma combined operating information for the years ended June 30, 1998 and 1997 gives effect for the following: (i) the Company's acquisitions of Triple A and Triple A Patrol, and (ii) the issuances of Common Stock for the acquisitions of Triple A and Triple A Patrol and the conversion and redemption of Preferred Stock (see Notes 9 and 10) as if all such transactions had occurred on July 1, 1996. The pro forma information is based on the historical financial statements of the Company, Triple A, and Triple A Patrol, giving effect to the purchase method of accounting.

                                                                  FISCAL YEAR ENDED JUNE 30,
                                                                 ----------------------------
                                                                     1997           1998
                                                                 -------------  -------------
Operating revenues.............................................  $  19,503,250  $  21,403,533
Loss before extra-ordinary item................................     (9,360,995)   (10,013,221)
Net loss.......................................................    (11,910,703)   (10,013,221)
Net loss per common share......................................  ($       2.09) ($       1.63)
Weighted average number of shares outstanding..................      5,695,276      6,147,828

    The unaudited pro forma combined operating information may not be indicative of the results that actually would have occurred, or the results that may be obtained in the future, if the transactions described above had occurred on July 1, 1996.

    During the year ended June 30, 1998, the Company acquired additional monitoring contracts for an aggregate purchase price of $3,723,189. As consideration, the Company paid $2,695,331 in cash, including acquisition and assimilation costs of $172,653, a note payable in the amount of $200,000 payable over two years, issued 64,834 shares of the Company's common stock valued at $453,939, recorded purchase holdbacks of $279,429 (which are payable over periods of up to two years based on performance guarantees of the seller), accrued transition costs of $90,164, and reduced accounts receivable in the amount of $4,326. The purchase price was allocated based on the fair market value of the assets acquired and liabilities assumed. The pro forma effects of these acquisitions are not considered material.

3. INVESTMENT IN JOINT VENTURE

    On March 4, 1997, the Company entered into a purchase agreement with BKR, Inc. ("BKR"), a Nevada corporation and HealthLink. The parties agreed to the purchase by the Company of a 50% interest in the assets of BKR, the contribution of BKR's remaining 50% interest in the assets to HealthLink, and the contribution of the Company's 50% interest in BKR's assets to HealthLink.

                      RESPONSE USA, INC. AND SUBSIDIARIES

3. INVESTMENT IN JOINT VENTURE (CONTINUED)
HealthLink is engaged in the sale and monitoring of PERS to the general public primarily through national retail and pharmacy chains. In consideration of the Joint Venture, the Company issued 364,721 shares of Common Stock, valued at $3,300,000, to BKR for their 50% interest in HealthLink.

    At the date of the Company's investment in HealthLink, the investment in HealthLink exceeded the Company's share of the underlying net assets by $1,500,000. The excess was being amortized by the straight-line method over 10 years.

    The Company's investment in HealthLink at June 30, 1998 is summarized as follows:

Initial Investment..............................................  $3,312,809
Equity in net losses of HealthLink -- Fiscal 1997...............   (123,325)
Equity in net losses of HealthLink -- Fiscal 1998...............   (436,712)
Cumulative amortization of Goodwill.............................   (220,000)
Impairment of long lived asset..................................  (2,532,772)
                                                                  ---------
                                                                  $       0
                                                                  ---------
                                                                  ---------

    In the fourth quarter of fiscal 1998, the Company recorded a non-cash impairment loss of $2,532,772, related to the write-down of its investment in the joint venture, including approximately $1,300,000 in goodwill. The Company considered the continued operating losses of the joint venture, the inability to find a media partner, and the projected future cash flows from the joint venture to be its primary indicators of an impairment loss.

    BKR, as part of the purchase agreement, is entitled to exercise warrants to purchase shares of the Company's common stock subject to the following provisions: (i) for each 10,000 PERS placed on-line by HealthLink, 10,000 shares of Common Stock may be purchased at an exercise price of $9.00 per share, and
(ii) in no event shall such warrant be exercisable to purchase more than 150,000 shares of Common Stock. This warrant may be exercised in whole or in part at any time, or from time to time, commencing on March 4, 1997 and expiring on March 3, 2002.

                      RESPONSE USA, INC. AND SUBSIDIARIES

3. INVESTMENT IN JOINT VENTURE (CONTINUED)
    The following summary of financial data has been derived from the unaudited Financial Statements of HealthLink for the four months ended June 30, 1997 and the year ended June 30, 1998:

                                                                                                 JUNE 30,
                                                                                        --------------------------
                                                                                            1997          1998
                                                                                        ------------  ------------
Operating Revenues....................................................................  $    305,750  $    106,830
Cost of Revenues......................................................................       192,059        76,446
                                                                                        ------------  ------------
Gross Profit..........................................................................       113,691        30,384
Selling, general and administrative expenses..........................................       335,962       865,604
Interest Expense......................................................................         4,380        38,203
                                                                                        ------------  ------------
Net Loss..............................................................................  $   (246,651) $   (873,423)
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Current Assets........................................................................  $    117,870  $      7,012
Working capital (deficiency)..........................................................      (117,391)     (600,719)
Total Assets..........................................................................     3,568,176     3,067,223
Current Liabilities...................................................................       235,261       607,731
Stockholders' Equity..................................................................     3,332,915     2,459,492

4. NONRECURRING CHARGES

    During the fourth quarter of Fiscal 1998, the Company recorded nonrecurring charges totaling $838,581. The majority of these charges were in connection with management's plan to reduce costs and improve operating efficiencies for the monitoring and servicing of its existing customer base. The plan involves the transfer of its subscriber base to its own central station and the consolidation of its support infrastructure. At June 30, 1998, the Company has recorded an accrual in the amount of $286,692, which is primarily for severance and related costs.

    As of June 30, 1998, nonrecurring charges consisted of the following:

Employee severance and related costs..............................  $ 693,504
Abandoned leases..................................................     60,000
Other.............................................................     85,077
                                                                    ---------
                                                                    $ 838,581
                                                                    ---------
                                                                    ---------

5. INVENTORY

    As of June 30, 1998, inventory consisted of the following:

Parts Inventory.................................................  $1,174,528
Finished Goods..................................................    473,722
                                                                  ---------
                                                                  $1,648,250
                                                                  ---------
                                                                  ---------

                      RESPONSE USA, INC. AND SUBSIDIARIES

6. PROPERTY AND EQUIPMENT

    As of June 30, 1998, property and equipment consisted of the following:

                                                                       ESTIMATED
                                                                        USEFUL
                                                                         LIVES
                                                                      -----------
Office furniture and equipment......................................     5 years   $  3,298,293
Equipment held for lease............................................     5 years      1,619,694
Automotive equipment................................................     3 years        848,227
Leasehold improvements..............................................     5 years        228,334
                                                                      -----------  ------------
                                                                                      5,994,548
Less accumulated depreciation and amortization (Includes $692,424
  for equipment held for lease).....................................                  3,102,367
                                                                                   ------------
                                                                                   $  2,892,181
                                                                                   ------------
                                                                                   ------------

7. LONG-TERM NOTES PAYABLE

    LINE OF CREDIT AGREEMENT

Note payable with interest only due through February 28, 1999 at prime plus
  1 3/4% on the outstanding loan balance and the reduction in principal in the amount of $250,000 per quarter, thereafter; a commitment fee of .5% is payable on the average daily-unused credit; collateralized by all assets of the Company..................................................................  $16,410,000

    EQUIPMENT FINANCING

Payable in monthly installments aggregating $17,621 including interest at rates ranging from 2.94% to 11.83%; final payments due October, 1998 through
  August, 2002; collateralized by related equipment............................     387,681

    REORGANIZATION DEBT

As part of the 1990 plan of reorganization of a 1987 bankruptcy, the U.S.
  Bankruptcy Court approved a 30.5% settlement on the total unsecured claims submitted; payments are due March 1 of each year, as follows: 3% ($86,817)
  each year--1999 through 2000; interest imputed at 14%; net of imputed
  interest of $30,676..........................................................     142,958
Federal priority tax claims payable in annual installments of $2,211 through
  March, 1999, and $1,896 thereafter...........................................       7,898

    OTHER

Notes payable in monthly installments aggregating $9,046 including interest at
  8%; final payments due March 2000; collateralized by related monitoring
  contracts....................................................................     168,842
                                                                                 ----------
                                                                                 17,117,379
Less Current Portion...........................................................     682,418
                                                                                 ----------
                                                                                 $16,434,961
                                                                                 ----------
                                                                                 ----------

                      RESPONSE USA, INC. AND SUBSIDIARIES

7. LONG-TERM NOTES PAYABLE (CONTINUED)
    Principal payments on long-term notes payable for the next five years are due as follows: Years ending June 30, 1999-$682,418; 2000-$1,261,361;
2001-$1,056,202; 2002-$1,039,210; 2003-$1,001,522.

    On June 30, 1996, the Company entered into a four-year $15,000,000 revolving bank line of credit agreement, which was increased to $15,500,000 on January 14, 1998 and increased to $18,000,000 on February 13, 1998 (see below). Loans outstanding bear interest at prime plus 1 3/4%, are collateralized by all assets of the Company, and are subject to certain restrictive covenants. The agreement also provides for a commitment fee payable monthly in arrears, of .5% based on the average daily-unused credit. As of June 30, 1998, the Company has available on its revolving credit facility the amount of $1,590,000.

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

    In connection with obtaining the line of credit, the Company issued a stock purchase warrant (the "Warrant") to an affiliate of the bank which provided the line of credit. The terms of this Warrant, which were subsequently modified (see below), included the following: (i) number of shares, 344,045; (ii) exercise price, $9.75 per share; (iii) expiration date, June 30, 2006; and (iv) put obligation feature, which the Holder of the warrant can require, during the period between July 1, 2000 and June 30, 2001 upon 10 days notice, the Company to purchase the Warrant for the difference between the market price of the Company's Common Stock and the exercise price times 344,045 shares.

    The Company recorded deferred financing costs of approximately $6,800,000 related to this warrant (based on an independent valuation) and a related put obligation payable amount. The deferred financing costs were originally to be amortized over the life of the related line of credit (four years) using the straight-line method. The put obligation and the deferred financing costs were adjusted quarterly based upon the value (market price less exercise price of the obligation).

    On June 24, 1997, the Company, in return for the holder of the Warrant forgiving the put obligation feature, reduced the exercise price of the Warrant to $4.50. This resulted in the Company recording deferred financing costs for the difference between the fair value of the existing Warrant and the fair value of the revised Warrant ($2,800,000 based on an independent valuation), crediting additional paid-in capital for the same amount. The remaining deferred financing costs will be amortized using the straight-line method over the remaining life of the line of credit.

    Also in connection with this agreement, the Company issued warrants to a consultant to purchase 33,334 shares of the Company's Common Stock at an exercise price of $13.50 per share; these warrants expire June 30, 2000. The value of these warrants ($350,000) is being amortized over four years.

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

    On February 13, 1998, the Company entered into an amended and restated Loan and Security Agreement with Mellon increasing its credit line to $18,000,000. Pursuant to the restated Loan and

                      RESPONSE USA, INC. AND SUBSIDIARIES

7. LONG-TERM NOTES PAYABLE (CONTINUED)
Security Agreement, the amended amortization on the outstanding loan balance is interest only for one year, and the reduction of principal in the amount of $250,000 per quarter, thereafter. In connection with the Company's amended and restated Loan and Security Agreement, the Company issued 40,000 shares of Common Stock, valued at $267,500, to APT Holdings Corporation (an affiliate of Mellon), and 15,000 shares of Common Stock, valued at $90,000, to a consultant.

    The Company was not in compliance with certain covenants as of June 30, 1998, September 30, 1997 and June 30, 1997. On June 18, 1997, October 1, 1997,
and November 13, 1997, Mellon amended certain financial covenants in the Loan and Security Agreement dated June 30, 1996, as follows: (i) ratio of cash flow to interest expense; (ii) ratio of senior funded debt to cash flow; (iii) net income (loss); and (iv) capital expenditures. The Company was in compliance with the terms of the amended debt covenants at June 30, 1997, and for the interim quarters through March 31, 1998. Subsequent to June 30, 1998, the Company entered into the Financing Agreement with MSCH (see Note 15) and satisfied the existing indebtedness with Mellon.

                      RESPONSE USA, INC. AND SUBSIDIARIES

8. CAPITALIZED LEASE OBLIGATIONS

    The Company leases office furniture and equipment with a cost of $218,339 and a net book value of $150,546 at June 30, 1998, under capital leases. The following is a schedule by years of future minimum lease payments under these leases together with the present value of the net minimum lease payments as of June 30, 1998.

YEAR ENDING JUNE 30,
----------------------------------------------------------------------------------
1999..............................................................................  $   62,908
2000..............................................................................      49,654
2001..............................................................................       3,678
2002..............................................................................       3,678
2003..............................................................................       3,372
                                                                                    ----------
Total minimum lease payments......................................................     123,290
Less amount representing interest.................................................      13,901
                                                                                    ----------
Present value of net minimum lease payments.......................................  $  109,389
                                                                                    ----------
                                                                                    ----------

9. PREFERRED STOCK

    In May 1996, the Company authorized the issuance of 7,500 shares of 1996--Series A Convertible Preferred Stock. The Preferred Stock was convertible into a number of shares of Common Shares determined based on the premium plus $1,000, divided by the conversion price. The premium equates to an annual ten percent "deemed" dividend and the conversion price was equal to the lesser of $15.00 or 80% of the average closing bid price of the Company's Common Stock for the five days immediately preceding the date of conversion. The holders of the Preferred Stock were not entitled to receive dividends and have no voting rights.

    Up to fifty percent of the Preferred Stock may have been converted by the holder beginning 45 days after closing and the balance may have been converted beginning 70 days after closing. Since the Preferred Stock contained a beneficial conversion feature at the date of issue, the company allocated a portion of the proceeds equal to the value of that feature ($5,895,000) to additional paid-in capital. This amount was amortized over the 70-day minimum period the preferred shareholders were required to hold the Preferred Stock before conversion was allowed. The Preferred Stock was then accreted to their face value by recording $5,895,000 as a charge to accumulated deficit.

    The Company, during Fiscal 1997, suspended conversion of its Preferred Stock, due to the negative impact on the Common Stock price caused by the unexpectedly large volume of conversion requests. Subsequent to the suspension of the conversion of the Preferred Stock, the Company reached two separate settlement agreements with the preferred shareholders.

    Pursuant to the terms of the Settlement Agreement, on June 26, 1997, each Holder other than Halifax Fund, L.P. received 5,000 warrants (the "Preferred Warrants") to purchase Common Stock of the Company for $6.00 per share for each 100 shares of Preferred Stock held, as of June 26, 1997, an aggregate of 98,166 Preferred Warrants. Fifty percent of said warrants are exercisable after one year of issuance and the remaining fifty percent are exercisable after two years from issuance. The Preferred Warrants expire after June 30, 2006. The value of the Preferred Warrants, $90,000, was recorded as a dividend to the preferred shareholders.

                      RESPONSE USA, INC. AND SUBSIDIARIES

9. PREFERRED STOCK (CONTINUED)
    On June 30, 1997 the Company reached an agreement with Halifax, L. P. where the Company agreed to convert the 1,000 shares of Preferred Stock owned by this group into 300,000 shares of the Company's Common Stock and assisted in locating a purchaser for the 300,000 shares from the preferred shareholders. The Company also agreed to reimburse these preferred shareholders $150,000 for legal fees. In July 1997, the 1,000 shares of Preferred Stock and deemed dividends with a total book value of $1,125,000 were converted into 300,000 shares of the Company's Common Stock. As a result, the Company recorded Common Stock of $2,400, additional paid-in capital of $1,272,600, charged accumulated deficit $150,000, and reduced the Preferred Stock account for $1,125,000, which included a reduction of the discount on the outstanding Preferred Stock in the amount of $25,000. The Company also issued to these former preferred shareholders 5,000 warrants to purchase Common Stock of the Company for $6.00 per share for each 100 shares of Preferred Stock held, an aggregate of 16,667 Preferred Warrants. Fifty percent of said warrants are exercisable after one year of issuance and the remaining fifty percent are exercisable after two years from issuance.

    In connection with the amendment executed on November 30, 1997, each Holder received an additional 7,500 Warrants (the "Additional Warrants") for each 100 shares of Preferred Stock held as of November 30, 1997, an aggregate of 147,250 Additional Warrants. The Additional Warrants, which are redeemable by the Company, are exercisable at a price per share of $10.125 and entitle the holder thereof to purchase one share of Common Stock per Additional Warrant. The value of these Additional Warrants, $1,016,181, was recorded as a dividend to the preferred shareholders. Of such Additional Warrants, fifty percent are exercisable after December 1, 1998 and fifty percent are exercisable after December 1, 1999. The Additional Warrants expire after November 30, 2007.

    In consideration of the issuance of the Preferred Warrants as amended, and subject to the terms and conditions set forth in the Settlement Agreement, each Holder agreed (i) to give its proxy and its consent in favor of the Amendment and (ii) to refrain from any and all conversions of such Holder's Preferred Stock, pursuant to the terms of the original Certificate of Designation, until the earlier of February 12, 1998 or upon the occurrence of defaults on certain dates. On February 10, 1998, all outstanding shares of Preferred Stock were redeemed for cash of $8,676,935.

    During the years ended June 30, 1998 and 1997, deemed convertible preferred stock dividends totaling $1,970,528 and $704,271, respectively, were recorded relating to the Preferred Stock. As a result of the beneficial conversion feature contained within the preferred stock dividend, the Company recorded a discount on Preferred Stock in the amount of $73,624 and $172,250, respectively.

10. COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

    In January 1998, the Board of Directors and Stockholders authorized and approved a one-for-three reverse stock split (the "Reverse Stock Split"). The Reverse Stock Split became effective on the 9th of January 1998. The Reverse Stock Split reduced the number of issued and outstanding shares of Common Stock from 6,637,787 to 2,212,741. The Company amended its Certificate of Incorporation to increase the authorized number of shares of Common Stock from 12,500,000 to 37,500,000. All share and per share amounts in the accompanying financial statements have been retroactively restated.

    On February 10, 1998, the Company completed a public offering whereby it issued 3,000,000 shares of its Common Stock, at $6.50 per share. The underwriters exercised their overallotment option to purchase an additional 268,800 shares of the Company's Common Stock on March 31, 1998. As a result, the

                      RESPONSE USA, INC. AND SUBSIDIARIES

10. COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (CONTINUED)
Company received net proceeds from such offering of approximately $18,000,000, after giving effect to underwriting discounts and commissions and other expenses of the offering. The net proceeds from the sale of Common Stock were used for the acquisition of Triple A (see Note 2), and the reduction of amounts outstanding under the Credit Line, which amounts were subsequently borrowed to fund the redemption of the Company's Preferred Stock (see Note 9). In connection with the offering, the Underwriters received warrants to purchase up to an aggregate of 300,000 shares of Common Stock, at an exercise price of $9.10.

    The Company has a 1992 Incentive Stock Option Plan which provides for the grant of stock options to key employees of the Company to purchase a maximum of 13,334 shares of Common Stock, all of which have been granted. In addition, the Company has a 1990 Restricted Stock Option Plan (Amended in March 1992) which provides for the grant of stock options to officers, directors, employees, consultants or advisors of the Company to purchase a maximum of 3,453 shares of Common Stock, all of which have been granted. The Company had issued Incentive Stock Options to employees in excess of the plan and converted the 9,017 Incentive Stock Options to Non-Qualified Stock Options during Fiscal 1998.

    On December 16, 1996, the Company granted 18,783 Non-Qualified Stock Options ("NQO") outside of the Restricted Stock Option Plan at $.30 per share, expiring November 27, 2001 to employees. As a result, the Company recorded compensation expense and increased additional paid-in capital in the amount of $142,284. In addition, the Company granted 8,334 NQO's and 1,334 Incentive Stock Options to employees at $7.875, the prevailing market price, expiring November 27, 2001.

    On June 15, 1997, the Company reduced the exercise price of options for 622,800 shares of Common Stock, granted to officers, directors and a key employee of the Company, from $7.50 to $4.50, the market price on such date. On June 27, 1997, the Company further reduced the exercise price of options for 422,800 shares of Common Stock, granted to officers and a director of the Company, from $4.50 to $.03, which resulted in a compensation expense of $1,889,916.

    The Company has a 1997 Stock Option Plan which provides for the grant of stock options to key employees of the Company to purchase a maximum of 600,000 shares of Common Stock. On January 6, 1998, and effective February 5, 1998, the Board of Directors granted incentive stock options to Directors and Officers of the Company to purchase 500,000 shares of Common Stock at an exercise price equal to the average of the closing bid and ask prices as quoted on the NASDAQ Small Cap Market on the effective date of the Company's secondary public offering, or $6.03, expiring on February 8, 2003. The vesting schedule for the incentive stock options are as follows: (i) 225,000 options vested as of February 5, 1998; (ii) 195,000 options will vest at one-third annually on each anniversary date of grant; and (iii) the remaining 80,000 options vest ratably over a period of one year from the date of grant. In the event of a change in control of the Company, all options will vest immediately.

                      RESPONSE USA, INC. AND SUBSIDIARIES

10. COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (CONTINUED)
    The following is a summary of stock option activity:

                                                                                                      WEIGHTED
                                                                                     OPTION            AVERAGE
                                                                     NUMBER           PRICE           EXERCISE
                                                                   OF SHARES    PER SHARE(RANGE)        PRICE
                                                                   ----------  -------------------  -------------
Options outstanding at June 30, 1996.............................     669,394    $ 7.50 -$105.00      $   7.911
  Options granted................................................      28,450    $  .03 -$ 7.875      $   2.874
  Options exercised..............................................     (14,983)   $  .30 -$11.625      $     .93
  Options canceled or expired....................................      (3,208)   $11.625-$105.00      $  17.688
                                                                   ----------  -------------------  -------------
Options outstanding at June 30, 1997.............................     679,653    $  .03 -$ 13.35      $   2.061
  Options granted................................................     500,000        $  6.03          $    6.03
  Options exercised..............................................     (19,972)   $  .30 -$ 7.875      $   6.775
                                                                   ----------  -------------------  -------------
Options outstanding at June 30, 1998.............................   1,159,681    $  .03 -$ 13.35      $   3.691
                                                                   ----------  -------------------  -------------
                                                                   ----------  -------------------  -------------
Options exercisable at June 30, 1998.............................     918,016    $  .03 -$ 13.35      $   3.075
                                                                   ----------  -------------------  -------------
                                                                   ----------  -------------------  -------------

    The following table summarizes information about the Company's stock options outstanding at June 30, 1998:

                                                NUMBER                            WEIGHTED
                                              OUTSTANDING        WEIGHTED          AVERAGE
                 RANGE OF                     AT JUNE 30,    AVERAGE REMAINING    EXERCISE
              EXERCISE PRICE                     1998        CONTRACTUAL LIFE       PRICE
------------------------------------------  ---------------  -----------------  -------------
$.03 - .30                                       424,531           77 months      $   0.031
$4.50                                            200,000           77 months      $   4.500
$6.03 - 7.875                                    521,400          111 months      $   6.106
$13.35                                            13,750           85 months      $  13.350

    The Company accounts for the Plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the Plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock--Based Compensation" (SFAS123), the Company's pro forma net loss and loss per share for June 30, 1998 and 1997 would have been as follows:

                                                                   REPORTED       PRO FORMA
                                                                 -------------  -------------
1998 Net Loss..................................................  $   9,665,503  $  10,715,390
1998 Net Loss Applicable to
    Common shareholders........................................  $  12,875,836  $  13,925,723
1998 Net Loss per Share--Basic and diluted.....................  $        3.48  $        3.77
1997 Net Loss..................................................  $  11,177,623  $  11,368,594
1997 Net Loss Applicable to
    Common shareholders........................................  $  18,054,144  $  18,245,115
1997 Net Loss per Share--Basic and diluted.....................  $       12.14  $       12.27

    The fair value of the stock options issued during the fiscal years ended June 30, 1997 and 1998 ranged from $3.68 to $7.62.

                      RESPONSE USA, INC. AND SUBSIDIARIES

10. COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (CONTINUED)
    The fair value of options granted under the Plans during Fiscal 1997 and Fiscal 1998 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

        (i) no dividend yield

        (ii) expected volatility of 75% and 79% for 1997 and 1998, respectively

        (iii) risk free interest rate of between 5.44% and 6.01%

        (iv) expected lives ranging from 2 to 7 years

    The following is a summary of warrant activity:

                                                                   NUMBER     EXERCISE PRICE
                                                                 OF SHARES      PER SHARE
                                                                 ----------  ----------------
Warrants outstanding at June 30, 1996..........................   1,681,389  $ 4.50-24.00
Warrants issued in connection with preferred stock
  litigation...................................................     114,833  $ 6.00
Warrants issued in connection with the Joint Venture...........     150,000  $ 9.00
Warrants exercised in connection with 12% Notes-- Class A......     (30,667) $ 7.50
Warrants exercised in connection with 10% Notes-- Class C......     (10,000) $16.875
                                                                 ----------  ----------------
Warrants outstanding at June 30, 1997..........................   1,905,555  $ 4.50-24.00

Warrants granted to underwriter................................     300,000  $ 9.10
Warrants issued to preferred shareholders......................     147,250  $10.13
Warrants exercised in connection with refinancing..............    (209,582) $ 4.50
Warrants canceled in connection with refinancing...............    (134,463) $ 4.50
                                                                 ----------  ----------------
Warrants outstanding at June 30, 1998..........................   2,008,760  $ 6.00-24.00
                                                                 ----------  ----------------
                                                                 ----------  ----------------

11. INCOME TAXES

    The differences between the provision for income taxes and income taxes computed using the federal income statutory tax rate are as follows:

                                                                      YEAR ENDED JUNE 30,
                                                                  ----------------------------
                                                                      1997           1998
                                                                  -------------  -------------
Amount computed using the statutory rate........................  ($  3,800,392) ($  3,286,271)
Increase (decrease) in taxes resulting from:
  Nondeductible expenses........................................         12,626         13,478
  State taxes, net of federal taxes.............................              0              0
  Federal tax valuation allowance...............................      3,787,766      3,272,793
                                                                  -------------  -------------
Income taxes (benefit)..........................................  $          --  $          --
                                                                  -------------  -------------
                                                                  -------------  -------------

                      RESPONSE USA, INC. AND SUBSIDIARIES

11. INCOME TAXES (CONTINUED)
    At June 30, 1998, the cumulative temporary differences resulted in net deferred tax assets or liabilities consisting primarily of:

Deferred tax assets:
  Capital loss carryover.......................................  $    20,000
  Deferred restructuring costs.................................       43,200
  Deferred consulting..........................................      310,600
  Deferred compensation........................................    1,025,000
  Other........................................................       49,330
  Accounts receivable reserves.................................      180,576
  Inventory reserves...........................................         (108)
  Property.....................................................    1,441,565
  Warranty reserves............................................      113,305
  Accrued vacation accrual.....................................       48,390
  Uncollected interest revenue.................................      110,643
  Net operating loss carryforwards.............................    8,550,299
                                                                 -----------
                                                                  11,892,800

  Less valuation allowance.....................................  (11,892,800)
                                                                 -----------
                                                                 $         0
                                                                 -----------
                                                                 -----------

    For income tax reporting, the Company has net operating loss carryforwards available to reduce future federal and state income taxes. If not used, the carryforwards will expire as follows:

YEAR ENDING JUNE 30,                                                FEDERAL         STATE
---------------------------------------------------------------  -------------  -------------
2000...........................................................                 $   1,072,825
2001...........................................................                     3,340,647
2002...........................................................                     3,206,000
2003...........................................................  $     254,200      3,540,961
2004...........................................................         23,100      2,466,732
2005...........................................................                       840,989
2006...........................................................         15,000
2007...........................................................
2008...........................................................                       136,300
2009...........................................................      3,605,100        390,100
2010...........................................................      2,997,000        147,800
2011...........................................................      3,504,400        160,100
2012...........................................................      4,925,067        217,357
2013...........................................................      7,093,886        107,509
                                                                 -------------  -------------
                                                                 $  22,417,753  $  15,627,320
                                                                 -------------  -------------
                                                                 -------------  -------------

    The Company's ability to utilize the net operating loss carryforward amounts disclosed above may be significantly limited under Internal Revenue Code ("IRC")
Section 382 as a result of various changes affecting the Company's capital structure during 1998 and prior years.

                      RESPONSE USA, INC. AND SUBSIDIARIES

12. PROFIT SHARING PLAN

    Effective June 1, 1995, the Company established a qualified profit sharing plan under section 401(k) of the Internal Revenue Code, covering certain of its salaried employees. The Company contributes 75% of each participant's elective deferral up to maximum Company contributions of 3.75% of eligible salaries. Contributions to the plan by the Company for Fiscal 1997 and Fiscal 1998, were $36,981 and $92,950, respectively.

13. COMMITMENTS AND CONTINGENCIES

    EMPLOYMENT AGREEMENTS

    The Company has employment contracts with certain key personnel for terms expiring through February 2001. At June 30, 1998 these contracts provide for annual base salaries aggregating $590,000.

    The Company entered into an employment contract with the former President of Triple A for a term expiring February 2001. The contract provides for an initial base salary of $150,000 with incremental increases pursuant to the employment agreement. Additional compensation is due annually, provided certain financial performance criteria are achieved. The Company granted the employee 175,000 incentive stock options, of which, 105,000 options are currently vested, and the remaining options will vest in three equal annual installments commencing on the first anniversary of the date of such grant. In the event of a change in control of the Company, all options will vest immediately.

    The Company has employment contracts with two former key employees of USS for terms expiring March 1999. The contracts provide for initial base salaries aggregating $240,000 which are subject to incremental increases as determined by the Board of Directors. Additional compensation is due provided the following conditions are realized: (i) if the Company increases its net alarm system subscriber accounts by at least 10,000 accounts before March 1999, the Company shall pay each employee $1,000,000 less the gross proceeds from the sale or exercise of their options; (ii) if the Company increases its net alarm system subscriber accounts by at least 15,000 accounts before March, 1999, the Company shall pay each employee $1,500,000 less the gross proceeds from the sale or exercise of their options; (iii) any increases in net alarm systems between 10,000 and 15,000 accounts shall entitle certain employees to a pro rated amount between $1,000,000 and $1,500,000 as determined in provisions (i) and (ii) above. At June 30, 1997 and 1998 the increase in net alarm systems exceeded 15,000 accounts. As a result, the Company recorded compensation expense and a deferred compensation liability at June 30, 1997 and 1998 of $1,657,500 and $520,625, respectively. The total liability under these agreements was $2,562,500 at June 30, 1998. Under the employment agreements, such amounts are to be paid within one year of the expiration date of March 1999. On March 31, 1998, the Company elected to terminate the two employees, effective June 28, 1998. The Company will be required to make payments totaling $178,692, which have been accrued for at June 30, 1998, in connection with such termination, during the first quarter of the fiscal year ending June 30, 1999.

    CONSULTING AGREEMENT

    In April, 1996, the Company entered into a two-year consulting agreement commencing October, 1996, which provides for a minimum annual fee of $42,000. In March, 1997, the consulting agreement was terminated. As a result of the termination of the agreement, the Company recorded a charge of $63,000 to consulting fees for Fiscal 1997.

                      RESPONSE USA, INC. AND SUBSIDIARIES

13. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The Company entered into a one-year renewable consulting agreement commencing on February 1, 1998, with a director of the Company, in which the director of the Company will receive $4,000 per month in consideration for providing certain consulting services to the Company.

    MONITORING AGREEMENT

    In April, 1994, the Company entered into a three-year monitoring agreement, that automatically renews for successive one year periods unless the Company gives notice of cancellation six months prior to the renewal date. The agreement provides for a minimum annual cost of $420,000 plus increases based on the number of subscribers as defined, for monitoring services previously provided directly by the Company. Total cost under this agreement was $703,470 and $758,166 for Fiscal 1997 and Fiscal 1998, respectively.

    LEASE COMMITMENTS

    The Company leases its facilities and various equipment under operating leases expiring at various dates through February 2008. The following is a schedule of future minimum rental payments required under these leases:

YEAR ENDING JUNE 30,
--------------------------------------------------------------------------------
1999............................................................................  $    450,891
2000............................................................................       230,351
2001............................................................................       171,442
2002............................................................................       154,960
2003............................................................................       154,960
                                                                                  ------------
                                                                                  $  1,162,604
                                                                                  ------------
                                                                                  ------------

    The leases provide that the Company pay as additional rent taxes, insurance and other operating expenses applicable to the leased premises. Total rent expense under all operating leases aggregated $344,117 and $431,662 for Fiscal 1997 and Fiscal 1998, respectively.

    OTHER COMMITMENTS

    The Company anticipates transferring all of its subscriber accounts from the Euclid Monitoring Station to the Triple A Monitoring Station, as well as incurring additional costs for the integration of the security businesses totaling approximately $1,000,000, including capital expenditures of approximately $500,000.

    CONTINGENCIES

    In the normal course of business, the Company is subject to litigation, none of which is expected to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

    As part of certain acquisitions and a joint venture, the Company has guaranteed the value of its common stock at various prices ranging from $6.50 to $9.05 for periods expiring at various dates through February 2001. As of June 30, 1998, the Company's contingent liabilities under these agreements aggregated approximately $175,600, which may be settled in cash or by the issuance of common stock.

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

15. SUBSEQUENT EVENTS

    On July 30, 1998, USS, sold the Purchased Contracts to RAC, for aggregate consideration of $26,000,000 pursuant to the Purchase Agreement. Also on July 30, 1998, in a related transaction, RAC entered into the Financing Agreement with USS and MSCH pursuant to which RAC received the Initial Loan and granted MSCH a first priority perfected security interest in the Receivables. KeyBank provided the funds utilized by MSCH to provide the Initial Loan to RAC. The Initial Loan has a term of five years and bears interest at a rate of 8% per annum. Principal payments on the Initial Loan for the next five years are due as follows: years ending June 30, 1999--$132,699; 2000--$326,875; 2001--$2,360,609;
2002-- $3,597,866; 2003--$4,545,881. RAC may finance, from time to time, up to an additional $24,000,000 pursuant to the Financing Agreement by pledging additional Purchased Contracts which it may purchase from USS pursuant to the Purchase Agreement to MSCH. A portion of the proceeds from the Initial Loan was used to satisfy existing indebtedness of the Company and the remaining amount will be used for acquisitions and general working capital.

    In connection with the refinancing the Company will incur a charge for loss on debt extinguishment of approximately $2,600,000, during the quarter ending September 30, 1998. In the event of default under the Financing Agreement, MSCH would be entitled to all amounts derived from the Receivables necessary to satisfy all outstanding obligations to MSCH under the Financing Agreement.

    The Company will record deferred financing costs of approximately $3,900,000, of which $3,120,000 was paid in cash at the closing and $780,000 was paid in 119,632 shares of Common Stock. The deferred financing costs will be amortized over the life of the loan using the effective interest method. The Company has agreed to file a registration statement to register the sale of the Fee Shares by MSCH under the Securities Act. The Company has agreed that in the event the proceeds to be derived by MSCH from the sale of the Fee Shares is less than $780,000, the Company is obligated to, at its option, pay cash or issue additional shares equal to the amount of the shortfall, if any.

    In September 1998, the Company entered into an agreement pursuant to which, if consummated, the Company would acquire approximately 10,000 monitored accounts generating MRR of approximately $250,000 as of May 31, 1998 for total consideration of approximately $11,250,000 in both cash and the Company's Common Stock. The Company to be acquired had unaudited gross revenues of approximately $2,400,000 for its fiscal year ended May 31, 1998 and unaudited total assets of approximately $2,363,000 at May 31, 1998. The Company is in the process of conducting a due diligence review and the agreement is subject to a number of conditions, including the satisfaction of conditions which are dependent upon third parties, such as the receipt of funds from the Company's lender from available borrowings under the Company's financing agreement, and there can be no assurance that such acquisition will be consummated on such terms or at all.

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

    Dated: September 28, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

                                President, Chief Executive
                                  and Financial Officer
    /s/ RICHARD M. BROOKS         and a Director
------------------------------    (Principal Executive,     September 28, 1998
      Richard M. Brooks           Financial and Accounting
                                  Officer)

                                Chief Operating Officer,
    /s/ RONALD A. FELDMAN         Vice President,
------------------------------    Secretary, Treasurer and  September 28, 1998
      Ronald A. Feldman           a Director

      /s/ ROBERT L. MAY
------------------------------  Executive Vice President    September 28, 1998
        Robert L. May             and a Director

     /s/ A. CLINTON ALLEN
------------------------------  Director                    September 28, 1998
       A. Clinton Allen

    /s/ STUART R. CHALFIN
------------------------------  Director                    September 28, 1998
      Stuart R. Chalfin

                                 EXHIBIT INDEX

EXHIBIT NO.                                                DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
      2(a)   Agreement and Plan of Reorganization dated August 9, 1990, by and among the Company (Corsica Capital
               Corp.), Management of Corsica Capital Corp. and Lifecall Systems, Inc.(1)
      2(b)   Plan and Agreement of Merger dated March 18, 1992 by and between Response USA, Inc. (Delaware) and
               Lifecall America, Inc.(1)
      2(c)   Delaware Certificate of Ownership and Merger Merging Response USA, Inc., a Nevada Corporation with and into its wholly-owned subsidiary Response USA, Inc., a Delaware corporation(1)
      2(d)   Nevada Articles of Merger of Response USA, Inc. (formerly Lifecall America, Inc.), a Nevada corporation, into Response USA, Inc., a Delaware corporation(1)
      3(a)   Certificate of Incorporation of the Company(3)
      3(b)   Bylaws of the Company(1)
      4(a)   Form of Common Stock Certificate(1)
      4(b)   Form of Warrant Agreement(1)
      4(c)   Form of Class A Warrant Certificate(1)
      4(d)   Form of Class B Warrant Certificate(1)
      4(e)   Form of Class C Warrant Certificate(1)
      4(f)   Form of Preferred Warrant Certificate(2)
      4(g)   Incentive Stock Option Plan of the Company adopted by the Company's Board on March 18, 1992, and approved by the Company's stockholders on March 1992(1)
      4(h)   Restricted Stock Option Plan of the Company adopted by the Company's Board on August 20, 1990, as amended August 30, 1991, January 2, 1992 and March 18, 1992(1)
      4(i)   1997 Stock Option Plan of the Company adapted by the Company's Board in September 1997(3)
     10(a)   Lifecall Systems, Inc. Third Amended Plan of Reorganization with Order Affirming Third Amended Plan of
               Reorganization dated January 9, 1990(1)
     10(b)   Employment Agreement dated August 28, 1992, by and between the Company and Richard R. Brooks, and
               Addendum thereto dated October 1, 1992, as amended(2)
     10(c)   Employment Agreement dated August 28, 1992, by and between the Company and Ronald A. Feldman, and
               Addendum thereto dated October 1, 1992, as amended(2)
     10(d)   Employment Agreement dated February 10, 1998, by and between the Company and Robert L. May
     10(e)   Agreement dated as of November 22, 1996 between Sloan Electronics, Incorporated and the Company(2)
     10(f)   Asset Purchase Agreement dated October 1, 1997 between the Company and Triple A Security Systems,
               Inc.(2)
     10(g)   Loan and Security Agreement dated as of June 30, 1996 between Mellon Bank, N.A. and the Company(2)
     10(h)   Purchase Agreement dated as of March 4, 1997, among BKR, Inc., the Company and HealthLink, Ltd.(2)
     10(i)   Operating Agreement of HealthLink, Ltd. dated as of March 4, 1997(2)
     10(j)   Agreement dated as of June 18, 1997, by and among the Company and the holder of the Preferred Stock who are signatories thereto and Amendment No. 1 thereto(3)
     10(k)   Purchase Agreement dated as of July 30, 1998, between Response Acquisition Corp. and United Security
               Systems, Inc. (excluding all exhibits and schedules)(4)
     10(l)   Receivable Financing Agreement dated as of July 30, 1998, among McGinn, Smith Capital Holdings Corp.,
               Response Acquisition Corp. and United Security Systems, Inc. (excluding all exhibits and schedules)(4)

EXHIBIT NO.                                                DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
        11   Statement re: computation of earnings (loss) per share
        21   Subsidiaries of the registrant
        27   Financial Data Schedule

------------------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (registration number 33-47589).

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.

(3) Incorporated by reference to the Company's Registration Statement on Form SB-2 (registration number 333-37595).

(4) Incorporated by reference to a Report filed by the Company on Form 8-K dated July 30, 1998.