Form 10QSB
period 1998-09-30
RESPONSE USA INC
filed 1998-11-10
CIK 889087

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES AND EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1998


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





Indicate by check mark whether the registrant (1) has filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 7,620,019 shares of $.008 par value common stock as of November 4, 1998.



                 Response USA, Inc. and Subsidiaries
                              Index

                                                                 Page

PART I. FINANCIAL INFORMATION

	Item 1.  Financial Statements

		Consolidated Balance Sheets for September 30, 1998
			and June 30, 1998                                              1-2

		Consolidated Statements of Operations for the Three Months
			ended September 30, 1998 and 1997                                3

		Consolidated Statement of Stockholders' Equity for
			September 30, 1998                                               4

		Consolidated Statements of Cash Flows for the Three Months
			ended September 30, 1998 and 1997                              5-7

		Notes to Consolidated Financial Statements                     8-12

	Item 2. Management's Discussion and Analysis of Financial
			Condition and Results of Operations                          13-21

PART II. OTHER INFORMATION                                         22



                     RESPONSE USA, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

				                                             	September 30,     June 30,
					                                                	1998	          	1998
                                                  ------------    ----------
					                                             	(Unaudited)
                      ASSETS
                      ------
CURRENT ASSETS
     Cash					                                     	$4,403,135	    	$966,140
     Marketable securities					                         25,000        25,000
     Accounts receivable
      Trade - Net of allowance for doubtful
       accounts of $598,618 and $547,969,
       respectivel						                             2,483,123     2,338,359
     Inventory					                                  1,637,474     1,648,250
     Prepaid expenses and other current assets					    787,197       581,627
								                                            ----------    ----------
                Total current assets					           	9,335,929	   	5,559,376
								                                            ----------    ----------
MONITORING CONTRACT COSTS - Net of accumulated
 amortization of $3,974,673 and $8,566,717,
 respectivel			                                    	33,409,574    31,280,805
								                                            ----------    ----------
PROPERTY AND EQUIPMENT - Net of accumulated
 depreciation and amortization of $3,318,644
 and $3,102,367, respectively					                   3,395,674     2,892,181
								                                            ----------    ----------
OTHER ASSETS
     Deferred financing costs - Net of accumulated
      amortization of $115,801 and $1,594,379,
      respectivel			                                	3,853,567		  	2,679,450
     Other noncurrent assets					                     	263,451	     	275,084
								                                            ----------    ----------
					                                               	4,117,018    	2,954,534
								                                            ----------    ----------
				                                              	$50,258,195	 	$42,686,896
								                                            ==========    ==========

							      	See notes to consolidated financial statements
								                            -1-







                  RESPONSE USA, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS - (Continued)
                             (Unaudited)

						                                              September 30,		June 30,
					                                                  	1998	       	1998
                                                    ------------  ----------
                                               						(Unaudited)
    LIABILITIES AND STOCKHOLDERS' EQUITY
				------------------------------------

CURRENT LIABILITIES
     Current portion of long-term debt
         Notes payable				                             	$663,461		  $682,418
         Capitalized lease obligations					              	51,257	    	54,194
     Accounts payable - Trade					                      	734,106	   	917,316
     Purchase holdbacks					                            	648,503	   	431,378
     Accrued expenses and other current liabilities				1,811,405   1,931,419
     Deferred revenue 					                           	3,360,302	 	3,051,053
								                                              ----------  ----------
                Total current liabilities					        	7,269,034	 	7,067,778
								                                              ----------  ----------
LONG-TERM LIABILITIES - Net of current portion
     Long-term debt
         Notes payable				                           	26,678,090		16,434,961
         Capitalized lease obligations					              	42,627	    	55,195
     Purchase holdbacks							                                      	169,242
     Deferred compensation expense					               	2,950,000	 	2,562,500
								                                              ----------  ----------
					                                                	29,670,717		19,221,898
								                                              ----------  ----------
COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY
      Common stock - Par value $.008
       Authorized 37,500,000 shares
       Issued and outstanding 6,721,608 shares -
        September 30, 1998 and 6,317,023 shares -
        June 30, 199					                                	53,773	    	50,537
      Additional paid-in capital					                	62,189,085		60,664,468
      Accumulated deficit					                      	(48,924,414)(44,317,785)
								                                              ----------  ----------
					                                                	13,318,444		16,397,220
								                                              ----------  ----------
				                                               		$50,258,195	$42,686,896
								                                              ==========  ==========

                See notes to consolidated financial statements
                                      -2-



                    RESPONSE USA, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                (Unaudited)

				                                        	Three Months ended September 30,
                                              					1998	          	1997
                                             --------------    ------------
OPERATING REVENUES
     Product sales				                          	$1,202,723	      	$662,846
     Monitoring and service				                  	4,142,769	     	2,585,038
     Security patrol				                           	670,177
                                                 ----------      ----------
				                                             	6,015,669	     	3,247,884
								                                         ----------      ----------
COST OF REVENUES
     Product sales				                           	1,003,071		       398,442
     Monitoring and service				                  	1,318,585         768,739
     Security patrol				                           	502,041
                                                 ----------      ----------
				                                             	2,823,697	     	1,167,181
							                                          ----------      ----------
GROSS PROFIT				                                 	3,191,972     		2,080,703
							                                          ----------      ----------
OPERATING EXPENSES
     Selling, general and administrativ				      	2,416,721       1,615,635
     Compensation - Employment contracts				       	387,500        (450,000)
     Depreciation and amortization				           	1,395,998         837,539
     Nonrecurring charges (see Note 6)				         	309,631
                                                 ----------      ----------
				                                             	4,509,850	     	2,003,174
                                                 ----------      ----------
LOSS FROM OPERATIONS				                        	(1,317,878)	       	77,529
							                                          ----------      ----------
OTHER INCOME/(EXPENSE)
     Interest expense, net		                      	(720,945)       (642,072)
     Joint venture loss 					                     	(130,138)
                                                 ----------      ----------
				                                              	(720,945)	     	(772,210)
								                                         ----------      ----------
LOSS BEFORE EXTRAORDINARY ITEM				              	(2,038,823)	     	(694,681)

EXTRAORDINARY ITEM
     Loss on debt extinguishment			             	(2,567,806)
								                                         ----------      ----------
NET LOSS				                                     (4,606,629)       (694,681)

Dividends and accretion on preferred stock						                   (335,272)
								                                         ----------      ----------
NET LOSS APPLICABLE TO COMMON
  SHAREHOLDERS			                             	 $(4,606,629)    $(1,029,953)
								                                         ==========      ==========
Loss per common share - Basic and diluted
     Loss before extraordinary item				             	($0.31)	       	($0.32)
     Extraordinary item				                         	($0.40)	        	$0.00
                                                     -------         -------
     Net loss				                                   	($0.71)	       	($0.32)
                                                     =======         =======
     Net loss applicable to common shareholders				 	($0.71)	       	($0.48)
							                                              =======         =======
Weighted average number of shares outstanding				 	6,472,049     		2,138,173
							                                            =========       =========

               See notes to consolidated financial statements
                                     -3-


                     RESPONSE USA, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (Unaudited)



                       	Common Stock		 	Additional
                       	Number		         	Paid-In	  	Accumulated
                     	of Shares  Amount 		Capital	    	Deficit 	     Total
                      --------- ------- ----------- ------------  -----------

Balance-June 30,1998  6,317,023 $50,537 $60,664,468 ($44,317,785) $16,397,220

Acquisitions           	284,953   2,279	   	726,747			                729,026

Issuance of shares
of common stock
in connection with
the refinancing        	119,632     957 	  	779,043		                 780,000

Refund of payments
made in connection
with the issuance
of warrants and
common stock			                              18,827                    18,827

Net loss				                   	                      (4,606,629)  (4,606,629)
									            ---------- -------  ----------  ------------  ----------
Balance-Sept 30,1998  6,721,608 $53,773 $62,189,085 $(48,924,414) $13,318,444
									            ========== =======  ==========  ============  ==========


                See notes to consolidated financial statements
                                      -4-




                    RESPONSE USA, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)


				                                       	Three Months ended September 30,
                                            						1998            		1997
                                            --------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss					                             	 $(4,606,629)       $(694,681)
   Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities
   Depreciation and amortization					           	1,395,998	        	837,539
   Amortization of deferred financing
    costs and debt discount					                  	227,445	        	301,477
   Loss on debt extinguishment					             	2,567,806
  (Gain) loss on sale of property and
    equipment					                                  	2,947	         	(2,489)
   Loss on joint venture 							                                   	130,138
   Compensation expense in connection
    with employment agreements					               	387,500	       	(450,000)
   Increase in accounts receivable - Trade					   	(18,075)        (125,546)
  (Increase) decrease in inventory					            	40,068          (30,639)
   Increase in prepaid expenses and other
    current assets					                          	(185,805)        (160,071)
   Increase in deposits					                       	(2,553)            (625)
   Increase (decrease) in accounts payable-Trade 	(243,492)           4,331
   Decrease in accrued expenses and other
    current liabilities					                     	(257,219)         (33,473)
   Increase (decrease) in deferred revenues					  	(42,855)             198
								                                         ----------        ---------
    	Net cash used in operating activities			    	(734,864)        (223,841)
								                                         ----------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of monitoring contracts
     (net of purchase holdbacks)					          	(1,508,584)        (111,648)
    Proceeds from the sale of property and
     equipment					                                   	852
    Purchase of property and equipment					      	(523,090)        (114,431)
								                                        -----------        ---------
    	Net cash used in investing activities				 	(2,030,822)        (226,079)
                                                -----------        ---------


                 See notes to consolidated financial statements
                                       -5-


                       RESPONSE USA, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS - (Continued)
                                  (Unaudited)


					                                     	Three Months ended September 30,
                                           						1998	          	1997
                                            -------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds of long-term notes payable				   	24,455,000         425,000
    Deferred financing costs incurred					       	(69,368)         (5,000)
    Principal payments on long-term debt
       Notes payable					                    	(18,186,273)        (12,542)
       Capitalized lease obligations					        	(15,505)        (17,616)
    Net proceeds from the exercise of
     stock options and warrants							                            	82,421
    Refund of payments made in connection
     with common stock issuances						             18,827
    Costs incurred in connection with the
     preferred stock issuance							                             	(38,081)
								                                       ----------       ----------
	Net cash provided by financing activities				 	6,202,681         434,182
								                                       ----------       ----------
NET INCREASE (DECREASE) IN CASH					           	3,436,995         (15,738)

CASH - BEGINNING					                            	966,140         698,551
								                                       ----------       ----------
CASH - ENDING						                            $4,403,135        $682,813
								                                       ==========       ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the year for interest						 $676,196        $434,692
    Cash paid during the year for income taxes						--	            	--


                See notes to consolidated financial statements
								                              -6-



                     RESPONSE USA, INC. AND SUBSIDIARIES
                          STATEMENT OF CASH FLOWS

Supplemental Disclosures of Noncash Investing and Financial Activities

	During the three months ended September 30, 1997 and 1998, long-term notes payable of $29,464 and $160,672, respectively, were incurred for the purchase of property and equipment.

	During the three months ended  September 30, 1998, the Company issued 284,953 shares of its common stock, valued at $729,026, of which 163,043 shares of its common stock valued at $975,000 was placed in escrow to guarantee a note payable and purchase holdback (the "Escrow Shares"), in connection with an acquisition (see Note 2 of Notes to Consolidated Financial Statements).
The Company recorded common stock and charged additional paid-in capital
$1,304, as the result of the Escrow Shares. The Company issued 2,900 shares of its common stock, during the three months ended September 30, 1997, pursuant to guarantees of stock valuations, in connection with past acquisitions of monitoring contracts. The Company canceled 2,666 shares of its common stock pursuant to guarantees of stock valuations, during the three months ended September 30, 1997.

 During the three months ended September 30, 1998, the Company increased monitoring contract costs and the corresponding transition costs liability (included in accrued expenses and other current liabilities) in the amount of $70,000.

 During the three months ended September 30, 1998, the Company issued 119,632 shares of its common stock to a lender, in connection with the refinancing of the Company's indebtedness (see Note 3 of Notes to Consolidated Financial Statements). As a result, the Company recorded debt discount in the amount of $780,000, common stock of $957, and additional paid-in capital of $779,043.

 During the three months ended September 30, 1997, the Company recorded deemed dividends and accretion on such deemed dividends totaling $185,272 in connection with the preferred stock issuance, with a corresponding charge to accumulated deficit.

	During the three months ended September 30, 1997, $1,000,000 of preferred stock, and $125,000 in deemed dividends and accretion on such deemed dividends were converted into 300,000 shares of common stock.



               See notes to consolidated financial statements
                                     -7-


                    RESPONSE USA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying interim balance sheet as of September 30, 1998, and the related statements of operations, stockholders' equity and cash flows have been prepared by management of the Company and are in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, comprising normal recurring accruals necessary for a fair presentation of the results of the Company's operations, are included.

	Certain amounts in the 1997 quarterly financial statements have been reclassified to conform to the 1998 presentation.

	These financial statements should be read in conjunction with the Company's annual financial statements.


2. Acquisitions

	During the three months ended September 30, 1998, the Company acquired additional monitoring contracts for an aggregate purchase price of $2,855,494. As consideration, the Company paid $1,508,584 in cash, including acquisition and assimilation costs of $164,032, a note payable of $500,000 payable over five years, issued 121,910 shares of the Company's common stock valued at $729,026, recorded purchase holdbacks of $47,884 (which are payable over periods of up to two years based on performance guarantees of the seller), and accrued transition costs of $70,000. As part of a certain acquisition, the Company issued 163,043 shares of its common stock to be held in escrow to guarantee a note payable and a purchase holdback. The purchase price was allocated based on the fair market value of the assets acquired and liabilities assumed. The pro forma effects of these acquisitions are not considered material.

3. Long-Term Notes Payable

       	Receivable Financing Agreement
        ------------------------------
       	Principal payments payable in monthly installments
        totaling $132,699 - fiscal year 1999, $326,875 -
        fiscal year 2000, $2,360,609 - fiscal year 2001,
        $3,597,866 - fiscal year 2002, $4,545,881 -
        fiscal year 2003, and $15,036,070 - fiscal year 2004;
        plus interest at 8% on the outstanding loan balance;
        collateralized by related monitoring contracts;         $25,976,589

       	Equipment Financing
        -------------------
       	Payable in monthly installments aggregating $22,248
        including interest at rates ranging from 2.94% to
        11.83%; final payments due October, 1998 through
        October, 2002; collateralized by related equipment  	       507,111

       	Reorganization Debt
        -------------------
       	As part of the 1990 plan of reorganization of a
        1987 bankruptcy, the U.S. Bankruptcy Court approved
        a 30.5% settlement on the total unsecured claims
        submitted; payments are due March 1 of each year,
      	 as follows: 3% ($86,817) each year -- 1999 through
        2000; interest imputed at 14%; net of imputed
        interest of $ 30,676. Additionally, federal priority
        tax claims payable in annual installments of $2,211
      	 through March, 1999, and $ 1,896 thereafter are due.        150,856

       	Other
        -----
       	Note payable in monthly installments of $10,258
        including interest at 8.5%; final payment due
        July, 2003					                                             485,033

        Notes payable in monthly installments aggregating
        $3,731 including interest at 10.0%; final payments
        due December, 1998 through February, 2002							             77,038

        Notes payable in monthly installments of $9,046
        including interest at 8%; final payments due
        March 2000     				                                         144,924
                                                                 ----------
                                                                 27,346,551
       	Less Current Portion                                        663,461
                                                                 ----------
                                                                $26,678,090
                                                                 ==========

	On July 30, 1998, the Company completed a restructuring of its long-term indebtedness with McGinn, Smith Capital Holdings Corp. ("MSCH"). In connection with the refinancing the Company incurred a charge for loss on debt extinguishment of $2,567,806, during the quarter ended September 30, 1998. As part of such restructuring, USS sold certain of its alarm monitoring contracts (the "Purchased Contracts") to its newly created, wholly-owned subsidiary, Response Acquisition Corp. ("RAC"), for aggregate consideration of $26,000,000 pursuant to a Purchase Agreement dated as of July 30, 1998 (the "Purchase Agreement"), between USS and RAC. Also on July 30, 1998, in a related transaction, RAC entered into a Receivable Financing Agreement dated as of July 30, 1998 (the "Financing Agreement"), among RAC, USS and MSCH. Pursuant to the terms of the Financing Agreement, RAC received initial financing from MSCH in the amount of $26,000,000 (the "Initial Loan") and granted MSCH a first priority perfected security interest in the receivables derived from the Purchased Contracts (the "Receivables"). The Initial Loan has a term of five years and bears interest at a rate of 8% per annum. Principal payments on the Initial Loan are due as follows: years ending June 30, 1999 - $132,699;
2000 - $326,875; 2001 - $2,360,609; 2002 - $3,597,866; 2003 - $4,545,881 and
2004 - $15,036,070 . The Receivables are paid directly into a lockbox administered by USS as Collection Agent under the Financing Agreement for which USS will receive a monthly fee equal to $5.00 per Purchased Contract from RAC. Under the terms of the Financing Agreement, all funds derived from the Receivables will be paid to the lockbox account and MSCH will be paid its monthly payment of principal and interest under the Loan out of such lockbox account prior to any payments to USS as Collection Agent or any other funds being distributed to the Company or its subsidiaries. RAC may finance, from time to time, up to an additional $24,000,000 pursuant to the Financing Agreement by pledging additional Purchased Contracts which it may purchase from USS pursuant to the Purchase Agreement to MSCH. A portion of the proceeds from the Initial Loan was used to satisfy existing indebtedness of the Company and the remaining amount will be used for acquisitions and general working capital. As of September 30, 1998, $25,976,589 was outstanding under the Financing Agreement.

The Company recorded debt issuance costs of $3,900,000, of which $3,120,000 was paid in cash at the closing and $780,000 was paid in 119,632 shares of Common Stock (the "Fee Shares"). The debt issuance costs will be amortized over the life of the loan using the effective interest method. The Company has agreed that in the event the proceeds to be derived by MSCH from the sale of the Fee Shares is less than $780,000, the Company is obligated to, at its option, pay cash or issue additional shares equal to the amount of the shortfall, if any.

4. Common Stock and Additional Paid-in Capital


The following is a summary of stock option activity:
                                                                     Weighted
                                           Number     Option Price    Average
                                         of Shares  Per Share(Range) Exercise
                                                                      Price
                                         ---------  ---------------  --------
  Options outstanding at June 30, 1998
   and  September 30, 1998          			  1,159,681   $.03 - $13.35    $3.691
                                         =========  ===============  =======
  Options exercisable at Sept.30,1998      938,017   $.03 - $13.35    $3.106
                                         =========  ===============  ========

The following is a summary of warrant activity:
                                                  Number    Exercise Price
                                                 of Shares     Per Share
                                                ----------  ---------------
  Warrants outstanding at June 30, 1998 and
   September 30, 1998                            2,008,760   $6.00 - $24.00
                                                ==========  ===============


5. Net Loss Per Common Share

	In February 1997, the FASB issued SFAS No. 128, "Earnings per Share", which was adopted by the Company effective for the year ended June 30, 1998, as required by this statement. For the three months ended September 30, 1998 and
1997, the potential common shares have an antidilutive effect on the net loss per common share, and have, therefore, been excluded.

6. Nonrecurring Charges

	During the quarter ended September 30, 1998, the Company recorded nonrecurring charges totaling $309,631. The majority of these charges were in connection with management's plan to reduce costs and improve operating efficiencies for the monitoring and servicing of its existing customer base. The plan involves the transfer of its subscriber base to its own central station and the consolidation of its support infrastructure. At September 30, 1998, the Company has recorded an accrual in the amount of $74,043, which is primarily for severance and related costs.

	As of September 30, 1998, nonrecurring charges consisted of the following:

		Hiring and training costs			            	$123,339
  Temporary help					                        88,214
  Employee severance and related costs		      8,102
		Abandoned fixed assets				                 31,694
  Abandoned leases				                        9,068
		Other						                                49,214
                                           --------
							                                   	$309,631
                                           ========

7. Commitments and Contingencies

     	Employment Agreements

     	The Company has employment contracts with two former key employees of USS for terms expiring March, 1999. The contracts provide for initial base salaries aggregating $240,000 which are subject to incremental increases as determined by the Board of Directors. Additional compensation is due provided the following conditions are realized: (i) if the Company increases its net alarm system subscriber accounts by at least 10,000 accounts before March 1999, the Company shall pay each employee $1.0 million less the gross proceeds from the sale or exercise of their options; (ii) if the Company increases its net alarm system subscriber accounts by at least 15,000 accounts before March, 1999, the Company shall pay each employee $1.5 million less the gross proceeds from the sale or exercise of their options; (iii) any increases in net alarm systems between 10,000 and 15,000 accounts shall entitle certain employees to a pro rated amount between $1.0 million and $1.5 million as determined in provisions (i) and (ii) above. At September 30, 1997 and 1998 the increase in net alarm systems exceeded 15,000 accounts. As a result, the Company recorded compensation (benefit) expense for the quarters ended September 30, 1997 and 1998 of ($450,000) and $387,500, respectively. The total liability under these agreements was $2,950,000 at September 30, 1998. Under the employment agreements, such amounts are to be paid within one year of the expiration date of March 1999. On March 31, 1998, the Company elected to terminate the two employees, without cause, effective June 28, 1998. The Company made certain payments totaling $178,692, which were accrued for at June 30, 1998, in connection with such termination, during the quarter ended September 30, 1998.

     	Contingencies

     	As part of certain acquisitions, a joint venture, and the restructuring of the Company's indebtedness, the Company has guaranteed the value of its common stock at various prices ranging from $6.50 to $9.05 for periods expiring at various dates through February 2001. As of September 30, 1998, the Company's contingent liabilities under these agreements aggregated approximately $1,800,000, which may be settled in cash or by the issuance of common stock, at the Company's discretion.


8. Subsequent Events

	On October 1, 1998, the Company acquired all of the issued and outstanding stock (the "Stock") of Health Watch, Inc., a Florida Corporation ("Health
Watch"), pursuant to a Stock Purchase Agreement dated as of September 16, 1998 (the "Stock Purchase Agreement"), by and among the Company and Jeffrey Queen, Andrew Queen, and the Jeffrey Queen and Andrew Queen Irrevocable Trust U/A
January 2, 1998 (the "Sellers"). Health Watch is in the business of marketing and monitoring personal emergency response systems which are designed to summon help in a medical emergency when activated by the subscriber. Health
Watch has approximately 10,000 monitoring contracts.

	The purchase price for the Stock (the "Purchase Price") was $12,789,476. Such
amount may be adjusted based on the results of a certified audit of the financial statements of Health Watch to be completed after the closing date.
The Purchase Price was paid as follows: $3,786,620 was paid in cash at closing to the Sellers; $5,263,380 was paid to certain debt holders of Health
Watch; and 901,079 shares (the "Payment Shares") of the Company's common stock, having a value of approximately $3,739,476 was issued to the Sellers, of which
60,240 Payment Shares will be held in escrow for a period equal to the lesser of (i) the completion of the audit of the financial statements of Health Watch by the Company's independent auditors or (ii) 120 days after the date of the
Stock Purchase Agreement. The Company has agreed to guarantee the proceeds to be received by the Sellers in connection with the sale of the Payment Shares.

	In addition, the Sellers may be entitled to receive up to an aggregate of $3,750,000 upon the achievement of certain milestones relating to additional monthly recurring revenue achieved by Health Watch during the 30 month period following the closing. Also, in connection with the Health Watch acquisition, the Company entered into employment agreements with each of Jeffrey Queen and Andrew Queen. The employment agreements have a term of three years commencing on October 1, 1998 and are terminable by the Company under certain circumstances. In addition, so long as either Jeffrey Queen or Andrew Queen is employed by the Company or any of its affiliates, they are entitled to a single seat, at their request, on the Board of Directors of the Company.

	Subsequent to September 30, 1998, RAC  pledged additional contracts generating monthly recurring revenue of approximately $300,000 to MSCH pursuant to the
Financing Agreement between RAC and MSCH dated July 30, 1998, as amended, and received net proceeds of approximately $8,800,000, after payment of a fee of
$1,693,800 to MSCH. The proceeds of this transaction were utilized for the
Health Watch acquisition.

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

General Overview

The Company is a fully-integrated security systems provider engaged in the monitoring, sale, installation, and maintenance of residential and commercial security systems and personal emergency response systems ("PERS"). The Company is a regional provider of security alarm monitoring services for residential and small business subscribers operating in the states of New York, New Jersey, Pennsylvania, Delaware, Maryland, and Connecticut. The Company provides security patrol services in the northeast region of Pennsylvania, as a supplement to its alarm monitoring services. The Company is also a nationwide provider of PERS products which enable individual users, such as elderly or disabled persons, to transmit a distress signal using a portable transmitter.

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

	The electronic security services industry is highly fragmented and the Company's strategy is to grow by acquisition, as well as by offering new products and services. The Company believes that there is an industry-wide trend towards consolidation due, in part, to the relatively high fixed costs of maintaining a centralized monitoring station and the relatively low incremental cost of servicing additional subscribers. The Company typically acquires only the subscriber accounts, and not the facilities or liabilities, of acquired companies. As a result, the Company is able to obtain gross margins on the monitoring of acquired subscriber accounts that are similar to those that the Company currently generates on the monitoring of its existing subscriber base. In addition, the Company may increase the monitoring charges paid by those subscribers if its determined that those currently being paid do not reflect the market area rates.

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

During the three months ended September 30, 1998, the Company has added approximately $75,000 of monthly recurring revenue ("MRR") primarily through acquisitions. The Company has realized a growth rate of approximately 36% or 17,000 subscribers during the past twelve months from 47,000 subscribers at September 30, 1997 to approximately 64,000 current subscribers. The Company's MRR increased by approximately $525,000 or 66% from $800,000 at September 30, 1997 to $1,325,000 at September 30, 1998. Recurring security patrol revenues derived from preventive services through vehicles patrolling residential neighborhood communities are included in the Company's MRR.

	      Operating revenues increased by $2,767,785 or 85%, from $3,247,884 for the quarter ended September 30, 1997 ("Fiscal 1998"), to $6,015,669 for the
quarter ended September 30, 1998 ("Fiscal 1999"). The acquisitions of Triple A,
Jupiter, and OEC, during February 1998, accounted for additional operating revenues as follows: (i) product sales - $741,371; (ii) monitoring and service revenues - $1,080,844; and (iii) security patrol revenues - $670,177; for an aggregate totaling $2,492,392. Product sales increased by $539,877 or 81% for the three months ended September 30, 1998, as compared to the same period ended September 30, 1997. The increase in product sales was primarily due to the additional sales generated from the above acquisitions totaling $741,371;
these increases were offset by a decrease in the sales of PERS to home healthcare agencies and private label wholesalers totaling $169,757. The significant growth in monitoring and service revenues of $1,557,731 or 60% for the quarter ended September 30, 1998 as compared to the same period ended
September 30, 1997, was due to additional monitoring and service revenues from the aforementioned acquisitions totaling $1,080,844, and the continued
growth of the Company through purchases of monitoring contracts. The Company, through its acquisition of Jupiter, has expanded its operating revenue base to include security patrol revenue, which totaled $670,177 for the quarter ended September 30, 1998.

	Gross Profit for Fiscal 1999 was $3,191,972, which represents an increase of
$1,111,269 or 53%, as compared to the $2,080,703 of gross profit recognized in Fiscal 1998. The Gross Profit Margin ("GPM"), as a percentage of sales, for the quarters ended September 30, 1997 and 1998 were 64% and 53%, respectively.
The decrease in GPM on product sales, from 40% for Fiscal 1998 to 17% for
Fiscal 1999 was primarily due to the significant increase in the sales of electronic security systems as a percentage of total product sales, as opposed to the sales of PERS to home health care agencies. Sales to home health care agencies result in significantly higher gross profit margins than other product sales. The GPM on monitoring and service revenues decreased slightly, as a percentage of sales, from 70% to 68% for the three months ended
September 30, 1997 and 1998, respectively. This decrease is due to an increase in the amount charged per subscriber for monitoring, by the subcontracted central station. The decrease in the GPM attributable to the monitoring of subscribers was offset by an increase in the GPM realized on service revenues, as a result of the restructuring and integration of the service department.
For the quarter ended September 30, 1998 the GPM on the security patrol revenue was 25%.

	     Selling, general and administrative expenses increased by $801,086 or 50%, from $1,615,635 for Fiscal 1998, to $2,416,721 for Fiscal 1999. The
increase primarily consisted of (i) additional payroll and related costs of approximately $470,000, and (ii) other overhead expenses totaling approximately $400,000 in connection with the acquisitions of Triple A, Jupiter and OEC. Selling, general and administrative expenses, as a percentage of total operating revenues, decreased significantly from 50% for the three months ended September 30, 1997 to 40% for the three months ended September 30, 1998. The reduction in selling, general and administrative expenses is attributable to efficiencies realized in the Company's corporate offices from assimilation of newly acquired customers into its customer base and support of the larger subscriber base. The Company anticipates that its current level of selling, general and administrative expenses, as a percentage of sales, will decrease as a result of the Company's continuing strategy to consolidate the support infrastructure and fully integrate the operations of the newly acquired companies.

		The Company recorded a deferred compensation benefit of ($450,000) during the quarter ended September 30, 1997 and a deferred compensation expense of
$387,500 for the quarter ended September 30, 1998, in connection with two employment contracts with former officers of USS (see Note 7 of Notes to
Consolidated Financial Statements of the Company).

		Amortization and depreciation expenses increased by $558,459 or 67%, from
$837,539 for the quarter ended September 30, 1997 to $1,395,998 for the same period ended September 30, 1998. The increase in amortization and depreciation expense is the result of the Company's acquisitions of monitoring contracts totaling approximately $16.2 million and property and equipment totaling approximately $3.2 million (including equipment held for lease of $819,139)
during the fiscal year ended June 30, 1998.

      During the quarter ended September 30, 1998, the Company incurred nonrecurring charges totaling $309,631. The majority of these charges were in connection with management's plan to reduce costs and improve operating efficiencies for the monitoring and servicing of its existing customer base. The plan involves the transfer of its subscriber base to its own Monitoring Station and the consolidation of the support infrastructure. During the three months ended September 30, 1998, nonrecurring charges, consisted of the following: (i) hiring and training costs of $123,339, (ii) temporary help of $88,214, (iii) employee severance and related costs of $8,102, (iv) abandonment of leases of $9,068, (v) loss on abandonment of fixed assets of $31,694, and
(vi) other restructuring and integration costs of $49,214 (see Note 6 of Notes to Consolidated Financial Statements of the Company).

Interest expense increased by $78,873 or 12%, from $642,072 for Fiscal 1998 to $720,945 for Fiscal 1999. Interest expense on additional borrowings for acquisitions and working capital increased by $198,705. This increase in interest expense was offset by a decrease in the amortization of debt issue costs of $74,032 and an increase in interest income of $45,800.

On March 4, 1997, the Company entered into a joint venture agreement with BKR, Inc. to acquire a 50% interest in HealthLink Ltd ("HealthLink"). The equity losses of the joint venture consists of the Company's share, $130,138 of Healthlink's losses for the quarter ended September 30, 1998. In the fourth quarter of Fiscal 1998, the Company decided to discontinue HealthLink's operations, other than providing monitoring services to existing HealthLink customers and the Company recorded a non-cash impairment loss, related to the writedown of its joint venture.

	      The net loss applicable to common shareholders (net loss adjusted for dividends and accretion on Preferred Stock) for the quarters ended
September 30, 1997 and 1998 were $1,029,953 or ($.48) per share based on
2,138,173 shares outstanding, and $4,606,629 or ($.71) per share based on
6,472,049 shares outstanding, respectively. The net loss for Fiscal 1998, was
$694,681 or ($.32) per share, as compared to a net loss of $4,606,629 or
($.71) per share for Fiscal 1999. The net loss for the quarter ended
September 30, 1998 is primarily attributable to non-cash charges totaling
$4,578,749, consisting of (i) depreciation and amortization of $1,395,998,
(ii) compensation - employment contracts of $387,500, (iii) amortization of deferred financing costs of $227,445, and (iv) loss on debt extinguishment of
$2,567,806.

Earnings before interest, taxes, depreciation and amortization ("EBITDA"), excluding charges for: (I) compensation expense - employment agreements;
(ii) nonrecurring charges; (iii) loss on joint venture; and (iv) loss on debt extinguishment, were $465,068 for the quarter ended September 30, 1997 as compared to $775,251 for the quarter ended September 30, 1998; an improvement of $310,183 or 67%. The significant improvement in the Company's EBITDA is the result of the Company's ability to assimilate newly acquired monitoring contracts into the existing customer base without incurring substantial increases in overhead expenses.

Adjusted EBITDA is derived by adding Internal Sales and Marketing Program costs, net of installation revenues, to EBITDA. This calculation provides a basis for comparison of the Company's results to those of other alarm security companies that only grow through the acquisition of subscriber accounts. Adjusted EBITDA does not represent cash flows from operations as defined by generally accepted accounting principles and should not be construed as an alternative to net income. Adjusted EBITDA for the quarter ended September 30, 1998 was $1,123,544.

Accounting Differences for Account Purchases and New Installations.

		A difference between the accounting treatment of the purchase of subscriber accounts and the accounting treatment of the generation of new accounts through direct sales by the Company's sales force has a significant impact on the
Company's results of operations. The costs of monitoring contracts acquired are capitalized and amortized over estimated lives ranging from 5 to 10 years, on a straight-line basis, for alarm and PERS accounts. Included in capitalized costs are certain acquisition transition costs associated with incorporating the purchased subscriber accounts into the Company's operations. Such costs include costs incurred by the Company in fulfilling the Seller's preacquisition obligations to the acquired subscribers, such as providing warranty repair services. In contrast, all of the Company's costs related to the sales, marketing and installation of new alarm monitoring systems generated by the Company's sales force are expensed in the period in which such activities occur.

Electronic Security Subscriber Attrition.

		Subscriber attrition has a direct impact on the Company's results of operations, since it affects both the Company's revenues and its amortization expense. Attrition can be measured in terms of canceled subscriber accounts and in terms of decreased MRR resulting from canceled subscriber accounts.
The Company experiences attrition of subscriber accounts as a result of several factors, including relocation of subscribers, adverse financial and economic conditions and competition from other alarm service companies. In addition, the Company may lose certain subscriber accounts, particularly subscriber accounts acquired as part of an acquisition, if the Company does not service those subscriber accounts successfully or does not assimilate such accounts into the Company's operations. Subscriber attrition is defined by the Company for a particular period as a quotient, the numerator of which is equal to the number of subscribers who disconnect during such period, net of the number of subscribers during such period (i) resulting from new installations, (ii) resulting from reconnections from premises previously occupied by subscribers of the Company or of prior subscribers of the Company,
(iii)  resulting from conversions, and (iv) associated with cancelled accounts with respect to which the Company obtained an account guarantee, and the denominator of which is the average of the number of subscribers at each month end during such period. MRR attrition is defined by the Company for a particular period as a quotient, the numerator of which is an amount equal to gross MRR lost as the result of canceled subscriber accounts during such period, net of MRR during such period (i) resulting from new installations,
(ii) resulting from upgrades of current alarm systems, (iii) generated by increases in rates to existing subscribers, (iv) resulting from the reconnection of premises previously occupied by subscribers of the Company or of prior subscribers of the Company, (v) resulting from conversions and
(vi) associated with cancelled accounts with respect to which the Company obtained an account guarantee, and the denominator of which is the average month-end MRR in effect during such period. Although the Company believes that its formulas of subscriber attrition and MRR attrition are similar to those used by other security alarm companies, there can be no assurance that subscriber attrition and MRR attrition, as presented by the Company, are comparable to other similarly titled measures of other alarm monitoring companies. During the first quarter of Fiscal 1999, the Company experienced annualized subscriber attrition of approximately 5% and annualized MRR attrition of approximately 5%.

Liquidity and Capital Resources

	On July 30, 1998, the Company completed a restructuring of its long-term indebtedness with McGinn, Smith Capital Holdings Corp. ("MSCH"). In connection with the refinancing the Company incurred a charge for loss on debt extinguishment of $2,567,806, during the quarter ended September 30, 1998. As part of such restructuring, USS sold certain of its alarm monitoring contracts (the "Purchased Contracts") to its newly created, wholly-owned subsidiary, Response Acquisition Corp. ("RAC"), for aggregate consideration of $26,000,000 pursuant to a Purchase Agreement dated as of July 30, 1998 (the "Purchase Agreement"), between USS and RAC. Also on July 30, 1998, in a related transaction, RAC entered into a Receivable Financing Agreement dated as of July 30, 1998 (the "Financing Agreement"), among RAC, USS and MSCH. Pursuant to the terms of the Financing Agreement, RAC received initial financing from MSCH in the amount of $26,000,000 (the "Initial Loan") and granted MSCH a first priority perfected security interest in the receivables derived from the Purchased Contracts (the "Receivables"). The Initial Loan has a term of five years and bears interest at a rate of 8% per annum. Principal payments on the Initial Loan are due as follows: years ending June 30, 1999 - $132,699;
2000 - $326,875; 2001 - $2,360,609; 2002 - $3,597,866; 2003 - $4,545,881
and 2004 - $15,036,070 . The Receivables are paid directly into a lockbox administered by USS as Collection Agent under the Financing Agreement for which USS will receive a monthly fee equal to $5.00 per Purchased Contract from RAC. Under the terms of the Financing Agreement, all funds derived from the Receivables will be paid to the lockbox account and MSCH will be paid its monthly payment of principal and interest under the Loan out of such lockbox account prior to any payments to USS as Collection Agent or any other funds being distributed to the Company or its subsidiaries. RAC may finance, from time to time, up to an additional $24,000,000 pursuant to the Financing Agreement by pledging additional Purchased Contracts which it may purchase from USS pursuant to the Purchase Agreement to MSCH. A portion of the proceeds from the Initial Loan was used to satisfy existing indebtedness of the Company and the remaining amount will be used for acquisitions and general working capital. As of September 30, 1998, $25,976,589 was outstanding under the Financing Agreement.

	 The Company recorded debt issuance costs of $3,900,000, of which $3,120,000 was paid in cash at the closing and $780,000 was paid in 119,632 shares of
Common Stock (the "Fee Shares"). The debt issuance costs will be amortized over the life of the loan using the effective interest method. The Company has agreed to file a registration statement to register the sale of (the "Fee
Shares") by MSCH under the Securities Act of 1933, as amended. The Company has agreed that in the event the proceeds to be derived by MSCH from the sale of the Fee Shares is less than $780,000, the Company is obligated to, at its option, pay cash or issue additional shares equal to the amount of the shortfall, if any.

	The Company's working capital improved by $3,575,297 from a working capital deficiency of $1,508,402 at June 30, 1998 to working capital of $2,066,895 at
September 30, 1998. The Company believes its cash flows from operations will be sufficient to fund the Company's principal and interest payments on its debt and capital expenditures, which are the Company's principal uses of cash other than the acquisitions of portfolios of subscriber accounts.

Net cash used in operating activities for the quarter ended September 30, 1998 was $734,864. A net loss of $4,606,629 including non-cash transactions totaling $4,578,749, resulted in net cash used in operating activities in the amount of $27,880. The non-cash transactions are as follows: (i) depreciation and amortization of $1,395,998; (ii) compensation expense in connection with employment agreements of $387,500; (iii) amortization of deferred financing costs of $227,445; and (iv) loss on debt extinguishment of $2,567,806. Net cash used in operating activities included significant changes in prepaid expenses and other current assets, and accounts payable and accrued expenses and other current liabilities totaling $686,516. The increase in prepaid expenses and other current assets of $185,805 is primarily attributable to a deposit held in escrow in connection with the Health Watch acquisition. Accounts payable and accrued expenses decreased by $500,711, primarily due to costs accrued at June 30, 1998 in connection with the refinancing of the Mellon Bank, N.A. Line of Credit (see Note 3 of Notes to Consolidated Financial Statements), and employee severance and related costs associated with the restructuring of the Company being satisfied during the three months ended September 30, 1998.

	Net cash used in investing activities for the quarter ended September 30, 1998 was $2,030,822. Purchases of monitoring contracts (including purchase holdback payments) accounted for $1,508,584 of the cash used in investing activities. Other investing activities included the purchase of property and equipment of $523,090 (including equipment used for rentals in the amount of $139,690), and proceeds from the sale of property and equipment of $852.

	Net cash provided by financing activities was $6,202,681 for the quarter ended
September 30, 1998. Net proceeds received from a line of credit of $24,385,632 were used primarily to satisfy the Company's existing indebtedness at July 30,
1998; with the remainder of the proceeds to be used for  the acquisition of monitoring contracts, and working capital. Principal payments on long-term debt totaling $18,201,778, including $17,985,000 to satisfy the Company's existing indebtedness, were made during the quarter ended September 30, 1998.

	Systems' filed a petition for reorganization under Chapter 11 of the United
States Bankruptcy Code in October 1987. Systems' Plan of Reorganization became effective in February 1990 and provided for, among other things, long-term payments to creditors totaling approximately $2,800,000. As of September 30,
1998 deferred payment obligations to such pre-reorganization creditors totaled $150,856, which is payable in varying installments through the year
2000.

	The Company anticipates transferring all of its subscriber accounts from the third party central station to Triple A's monitoring station, as well as incurring additional costs for the integration of the security businesses and Health Watch totaling approximately $1,250,000, including capital expenditures of approximately $500,000 during the fiscal year ending June 30,
1999. The Company has no other material commitments for capital expenditures during the next twelve months and believes that its current cash and working capital position and future cash flow from operations will be sufficient to meet its working capital needs for twelve months.

	The Company intends to use borrowings under the Receivable Financing Agreement dated July 30, 1998 (see Note 3 of Notes to Consolidated Financial Statements)
together with the remaining cash flow from operations to continue to acquire monitoring contracts. Additional funds beyond those currently available could be required to continue the acquisition program, and there can be no assurance that the Company will be able to obtain such financing.

	      Year 2000 compliance relates to the ability of computer hardware and software to respond to the problems posed by the fact that computer programs have traditionally been written using two digits rather than four to define the applicable year. As a consequence, unless modified, computer programs and systems will not be able to differentiate between the year 2000 and 1900. The failure to address the problem could result in system failures and the generation of erroneous data. The accounts receivable and billing software currently used by the Company has been tested internally and, based upon such tests, the Company believes such software is year 2000 compliant. The Company that designs the monitoring software for the Triple A Monitoring Station has represented to the Company that such software is year 2000 compliant. The
Company plans to test such monitoring station software prior to its use by the Company. The Company plans to install a new Windows-based general ledger and accounts payable program, which the manufacturer has warranted as year
2000 compliant, by January 1, 1999. To date, the Company has not incurred any material costs historically and does not expect to incur any material costs in the future with respect to becoming Year 2000 compliant. However, the Company cannot predict the effect of the year 2000 problem on entities with which the Company transacts business (including its customers, financial institutions and vendors), and there can be no assurance that the effects of the year 2000 problem on such entities will not have a material adverse effect on the Company's business, financial condition or results of operations. The Company plans to initiate communication with its financial institutions and major suppliers concerning there readiness for the year 2000, during the current fiscal year, in order to minimize the risk associated with the year 2000 hardware and software problems. If the Company's current financial institutions or major suppliers are unable to attain year 2000 compliance in a timely manner; then the Company will change to financial institutions that will be year 2000 compliant, and seek out other suppliers for the same product or purchase certain levels of product to enable the vendor to become year 2000 compliant over a specified period of time.

                   Response USA, Inc. and Subsidiaries

PART II. OTHER INFORMATION

	Item 1. Legal Proceedings - None

	Item 2. Changes in Securities -

		During the quarter ended September 30, 1998, the Company issued 284,953
	shares of its common stock, in connection with acquisitions.

		 During the quarter ended September 30, 1998, the Company issued 119,632
	shares of its common stock, in connection with the refinancing.


	Item 3. Defaults Upon Senior Securities - None

	Item 4. Submission of Matters to a Vote of Security Holders - None

	Item 5. Other Information - None

	Item 6. Exhibits and Reports on Form 8-K
		(a) Exhibits -
   			(11) Computation of Loss per Common Share
 		  	(27) Financial Data Schedule
		(b) Report on Form 8-K - August 5, 1998









SIGNATURES

       	 Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 RESPONSE USA, INC.						                            	November 10, 1998
 ------------------                                   -----------------
    Registrant




By: /s/ Richard M. Brooks
   -----------------------
    Richard M. Brooks
    President, Chief Executive and Financial Officer
    Principal Financial Officer
    Principal Accounting Officer

By: /s/ Ronald A. Feldman
   -----------------------
    Ronald A. Feldman
    Vice President, Secretary
    Treasurer