Form 10QSB
period 1998-12-31
RESPONSE USA INC
filed 1999-02-16
CIK 889087

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 1998


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
Yes X   No
   ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 8,057,985 shares of $.008 par value common stock as of February 12, 1999.

                       RESPONSE USA, INC. AND SUBSIDIARIES
                                      INDEX


                                                                                                  Page
PART I. FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Consolidated Balance Sheets for December 31, 1998
                           and June 30, 1998                                                       1-2

                  Consolidated Statements of Operations for the Six Months
                           and Three Months ended December 31, 1998 and 1997                         3

                  Consolidated Statement of Stockholders' Equity for
                           December 31, 1998                                                         4

                  Consolidated Statements of Cash Flows for the Six Months
                           And Three Months ended December 31, 1998 and 1997                       5-7

                  Notes to Consolidated Financial Statements                                      8-13

         ITEM 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                   14-23


PART II. OTHER INFORMATION                                                                         24



                       RESPONSE USA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                             December 31,           June 30,
                                                                                 1998                 1998
                                                                           ------------------   ------------------

                            ASSETS
CURRENT ASSETS
     Cash                                                                         $6,506,209             $966,140
     Marketable securities                                                            17,500               25,000
     Accounts receivable
         Trade - Net of allowance for doubtful accounts
           of $632,176 and $547,969, respectively                                  3,617,158            2,338,359
     Inventory                                                                     2,209,497            1,648,250
     Prepaid expenses and other current assets                                       592,172              581,627
                                                                           ------------------   ------------------
                Total current assets                                              12,942,536            5,559,376
                                                                           ------------------   ------------------
MONITORING CONTRACT COSTS - Net of accumulated
   amortization of $11,235,361 and $8,566,717, respectively                       43,393,343           31,280,805
                                                                           ------------------   ------------------
PROPERTY AND EQUIPMENT - Net of accumulated
   depreciation and amortization of $4,465,771 and $3,102,367,
   respectively                                                                    5,608,909            2,892,181
                                                                           ------------------   ------------------
OTHER ASSETS
     Deferred financing costs - Net of accumulated
        amortization of $350,975 and $1,594,379, respectively                      6,031,328            2,679,450
     Other noncurrent assets                                                         235,883              275,084
                                                                           ------------------   ------------------
                                                                                   6,267,211            2,954,534
                                                                           ------------------   ------------------
                                                                                 $68,211,999          $42,686,896
                                                                           ------------------   ------------------
                                                                           ------------------   ------------------



                See notes to consolidated financial statements.

                              RESPONSE USA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                                          (UNAUDITED)

                                                                                December 31,          June 30,
                                                                                    1998                1998
                                                                              ------------------  ------------------

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Current portion of long-term debt                                               $1,410,558            $736,612
     Accounts payable - Trade                                                         1,218,991             917,316
     Purchase holdbacks                                                                 598,458             431,378
     Accrued expenses and other current liabilities                                   2,034,544           1,931,419
     Deferred compensation expense                                                    3,000,000
     Deferred revenue                                                                 3,329,238           3,051,053
                                                                              ------------------  ------------------
                Total current liabilities                                            11,591,789           7,067,778
                                                                              --------------------------------------
LONG-TERM LIABILITIES - Net of current portion
     Long-term debt                                                                  42,326,667          16,490,156
     Purchase holdbacks                                                                                     169,242
     Deferred compensation expense                                                                        2,562,500
                                                                              ------------------  ------------------
                                                                                     42,326,667          19,221,898
                                                                              ------------------  ------------------
COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY
      Common stock - Par value $.008
         Authorized 37,500,000 shares
            Issued and outstanding 7,620,019 shares - December 31,
             1998 and 6,317,023 shares - June 30, 1998                                   60,960              50,537
      Additional paid-in capital                                                     65,840,979          60,664,468
      Unrealized holding losses on available-for-sale securities                         (7,500)
      Accumulated deficit                                                           (51,600,896)        (44,317,785)
                                                                              ------------------  ------------------
                                                                                     14,293,543          16,397,220
                                                                              ------------------  ------------------
                                                                                    $68,211,999         $42,686,896
                                                                              ------------------  ------------------
                                                                              ------------------  ------------------




                See notes to consolidated financial statements.

                       RESPONSE USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                           Six Months ended December 31,        Three Months ended December 31,
                                                           -----------------------------        -------------------------------
                                                            1998                   1997           1998                   1997
                                                            ----                   ----           ----                   ----
OPERATING REVENUES
     Product sales                                        $2,506,445             $1,345,905       $1,303,722          $683,059
     Monitoring and service                                9,144,412              5,168,020        5,001,643         2,582,982
     Security patrol                                       1,410,430                                 740,253
                                                         ------------           ------------     ------------      -----------
                                                          13,061,287              6,513,925        7,045,618         3,266,041
                                                         ------------           ------------     ------------      -----------
COST OF REVENUES
     Product sales                                         2,106,518                801,818        1,103,447           403,376
     Monitoring and service                                2,828,676              1,453,053        1,510,091           684,314
     Security patrol                                       1,081,879                                 579,838
                                                         ------------           ------------     ------------      -----------
                                                           6,017,073              2,254,871        3,193,376         1,087,690
                                                         ------------           ------------     ------------      -----------
GROSS PROFIT                                               7,044,214              4,259,054        3,852,242         2,178,351
                                                         ------------           ------------     ------------      -----------
OPERATING EXPENSES
     Selling, general and administrative                   5,536,021              3,326,454        3,119,300         1,710,819
     Compensation - Employment contracts                     437,500               (195,000)          50,000           255,000
     Depreciation and amortization                         3,369,374              1,701,846        1,973,376           864,307
     Nonrecurring charges (see Note 6)                       724,743                                 415,112
                                                         ------------           ------------     ------------      -----------
                                                          10,067,638              4,833,300        5,557,788         2,830,126
                                                         ------------           ------------     ------------      -----------
LOSS FROM OPERATIONS                                      (3,023,424)              (574,246)      (1,705,546)         (651,775)
                                                         ------------           ------------     ------------      -----------
OTHER INCOME/(EXPENSE)
     Interest expense, net                                (1,691,881)            (1,313,027)        (970,936)         (670,955)
     Joint venture loss                                                            (247,011)                          (116,873)
                                                         ------------           ------------     ------------      -----------
                                                          (1,691,881)            (1,560,038)        (970,936)         (787,828)
                                                         ------------           ------------     ------------      -----------
LOSS BEFORE EXTRAORDINARY ITEM                            (4,715,305)            (2,134,284)      (2,676,482)       (1,439,603)

EXTRAORDINARY ITEM
     Loss on debt extinguishment                          (2,567,806)
                                                         ------------           ------------     ------------      -----------
NET LOSS                                                  (7,283,111)            (2,134,284)      (2,676,482)       (1,439,603)

Dividends and accretion on preferred stock                                       (1,776,197)                        (1,440,925)
                                                         ------------           ------------     ------------      -----------
NET LOSS APPLICABLE TO COMMON
  SHAREHOLDERS                                           $(7,283,111)           $(3,910,481)     $(2,676,482)      $(2,880,528)
                                                         ------------           ------------     ------------      ------------
                                                         ------------           ------------     ------------      ------------

Loss per common share - Basic and diluted
     Loss before extraordinary item                           ($0.68)                ($0.98)          ($0.36)           ($0.65)
     Extraordinary item                                       ($0.37)                 $0.00            $0.00             $0.00
                                                         ------------           ------------     ------------      -----------
     Net loss                                                 ($1.05)                ($0.98)          ($0.36)           ($0.65)
                                                         ------------           ------------     ------------      -----------
                                                         ------------           ------------     ------------      -----------
     Net loss applicable to common shareholders               ($1.05)                ($1.80)          ($0.36)           ($1.31)
                                                         ------------           ------------     ------------      -----------
                                                         ------------           ------------     ------------      -----------
Weighted average number of shares outstanding              6,940,098              2,169,271        7,408,149         2,200,364
                                                         ------------           ------------     ------------      -----------
                                                         ------------           ------------     ------------      -----------







                 See notes to consolidated financial statements.

                       RESPONSE USA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                                 Unrealized
                                                         Common Stock       Additional  Holding Losses
                                                      Number                 Paid-In    on Available-For- Accumulated
                                                    of Shares     Amount     Capital    Sale Securities     Deficit       Total
                                                  ------------------------ -----------  ---------------   -----------   ---------
Balance - June 30, 1998                            6,317,023     $50,537   $60,664,468                 ($44,317,785)   $16,397,220

Acquisitions                                       1,183,364       9,466     4,403,532                                   4,412,998

Issuance of shares of common stock
  in connection with the refinancing                 119,632         957       779,043                                     780,000

Issuance costs incurred in connection with
  the issuance of common stock and warrants                                    (29,590)                                    (29,590)

Refund of payments made in connection
  with the issuance of warrants and
  common stock                                                                  23,526                                      23,526

Unrealized holding losses on available-for-sale
  securities                                                                                 (7,500)                        (7,500)

Net loss                                                                                                 (7,283,111)    (7,283,111)
                                                   ---------    --------  ------------     ---------  --------------  ------------
Balance - December 31, 1998                        7,620,019    $ 60,960  $ 65,840,979     $ (7,500)  $ (51,600,896)  $ 14,293,543
                                                   ---------    --------  ------------     ---------  --------------  ------------
                                                   ---------    --------  ------------     ---------  --------------  ------------





                See notes to consolidated financial statements.

                       RESPONSE USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    Six Months ended December 31,
                                                                           -------------------------------------------------
                                                                                   1998                        1997
                                                                           ----------------------      ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                                         $ (7,283,111)              $ (2,134,282)
   Adjustments to reconcile net loss to net cash used in
      operating activities
          Depreciation and amortization                                                3,369,374                  1,701,844
          Amortization of deferred financing costs and
             debt discount                                                               462,619                    603,187
          Loss on debt extinguishment                                                  2,567,806
          Gain on sale of property and equipment                                          (2,839)                    (2,489)
          Loss on joint venture                                                                                     247,011
          Compensation (benefit) expense in connection with
             employment agreements                                                       437,500                   (195,000)
          Increase in accounts receivable - Trade                                     (1,152,107)                   (21,223)
          Increase in inventory                                                         (531,955)                  (270,574)
          (Increase) decrease in prepaid expenses and other
             current assets                                                               41,017                   (399,596)
          (Increase) decrease in deposits                                                (12,130)                     2,180
          Increase in accounts payable - Trade                                           241,394                     45,672
          Increase (decrease) in accrued expenses and other
             current liabilities                                                         (53,511)                     2,433
          Increase (decrease) in deferred revenues                                       (73,920)                    17,973
                                                                           ----------------------      ---------------------
              Net cash used in operating activities                                   (1,989,863)                  (402,864)
                                                                           ----------------------      ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of monitoring contracts (net of purchase
       holdbacks)                                                                     (9,382,444)                (1,060,684)
    Proceeds from the sale of property and equipment                                       7,722
    Purchase of property and equipment                                                (3,123,309)                  (264,082)
                                                                           ----------------------      ---------------------
              Net cash used in investing activities                                  (12,498,031)                (1,324,766)
                                                                           ----------------------      ---------------------





                See notes to consolidated financial statements.

                       RESPONSE USA, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS - (CONTINUED)
                                   (UNAUDITED)


                                                                                    Six Months ended December 31,
                                                                           -------------------------------------------------
                                                                                   1998                        1997
                                                                           ----------------------      ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Redemption of preferred stock                                                                                  (795,150)
    Costs incurred in connection with the issuance of
       preferred stock                                                                                              (16,081)
    Costs incurred in connection with the issuance of common
       stock and warrants                                                                 (6,063)
    Deferred financing costs incurred                                                    (83,185)                    (6,396)
    Proceeds of long-term debt                                                        38,499,068                  2,597,711
    Principal payments on long-term debt                                             (18,381,857)                  (456,867)
    Net proceeds from the exercise of stock options
       and warrants                                                                                                 135,241
    Refund of payments made in connection with common
       stock issuances
                                                                           ----------------------      ---------------------
              Net cash provided by financing activities                               20,027,963                  1,458,458
                                                                           ----------------------      ---------------------
NET INCREASE (DECREASE) IN CASH                                                        5,540,069                   (269,172)

CASH - BEGINNING                                                                         966,140                    698,551
                                                                           ----------------------      ---------------------

CASH - ENDING                                                                        $ 6,506,209                  $ 429,379
                                                                           ----------------------      ---------------------
                                                                           ----------------------      ---------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the year for interest                                           $ 1,203,110                  $ 669,754
    Cash paid during the year for income taxes                                      --                          --









                See notes to consolidated financial statements.

                       RESPONSE USA, INC. AND SUBSIDIARIES
                             STATEMENT OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCIAL ACTIVITIES

         During the six months ended December 31, 1997 and 1998, long-term notes payable of $70,552 and $199,352, respectively, were incurred for the purchase of property and equipment.

         During the six months ended December 31, 1998, the Company issued 1,186,030 shares of its common stock, valued at $5,193,002, of which 163,043 shares of its common stock was placed in escrow (the "Escrow Shares") to guarantee a note payable and purchase holdback, in connection with an acquisition (see Note 2 of Notes to Consolidated Financial Statements). The Company recorded common stock and charged additional paid-in capital $1,304, as the result of the Escrow Shares. The Company also canceled 2,666 shares of its common stock, pursuant to guarantees of stock valuations, in connection with past acquisitions of monitoring contracts, during the six months ended December 31, 1998. During the six months ended December 31, 1997, the Company issued 4,834 shares of its common stock, valued at $48,938, in connection with an acquisition. In addition, the Company issued 2,900 shares of its common stock, and canceled 2,666 shares of its common stock, pursuant to guarantees of stock valuations, in connection with past acquisitions of monitoring contracts, during the six months ended December 31, 1997.

         During the six months ended December 31, 1998 and 1997, the Company increased monitoring contract costs and the corresponding transition costs liability (included in accrued expenses and other current liabilities) in the amount of $70,000 and $119,665, respectively.

         During the six months ended December 31, 1998, the Company issued 119,632 shares of its common stock to a lender, in connection with the refinancing of the Company's indebtedness (see Note 3 of Notes to Consolidated Financial Statements). As a result, the Company recorded debt discount in the amount of $780,000, common stock of $957, and additional paid-in capital of $779,043.

         During the six months ended December 31, 1997, the Company recorded deemed dividends and accretion on such deemed dividends totaling $185,272 in connection with the preferred stock issuance, with a corresponding charge to accumulated deficit.

         During the six months ended December 31, 1997, $1,000,000 of preferred stock, and $125,000 in deemed dividends and accretion on such deemed dividends were converted into 300,000 shares of common stock.

         During the six months ended December 31, 1997, the Company recorded additional paid-in capital of $1,255,653, with a corresponding charge to accumulated deficit, to reflect the fair value of the additional warrants issued to the preferred shareholders in connection with the Amended Settlement Agreement executed on November 30, 1997.

         During the six months ended December 31, 1997, the Company issued 1,334 shares of its common stock, valued at $10,000, as an employee bonus.



                See notes to consolidated financial statements.

                       RESPONSE USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

         The accompanying interim balance sheet as of December 31, 1998, and the related statements of operations, stockholders' equity and cash flows have been prepared by management of the Company and are in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, comprising normal recurring accruals necessary for a fair presentation of the results of the Company's operations, are included.

         Certain amounts in the 1997 quarterly financial statements have been reclassified to conform to the 1998 presentation.

         These financial statements should be read in conjunction with the Company's annual financial statements.


2. ACQUISITIONS

         On October 1, 1998, the Company acquired all of the issued and outstanding stock (the "Stock") of Health Watch, Inc., a Florida Corporation ("Health Watch"), pursuant to a Stock Purchase Agreement dated as of September 16, 1998 (the "Stock Purchase Agreement"), by and among the Company and Jeffrey Queen, Andrew Queen, and the Jeffrey Queen and Andrew Queen Irrevocable Trust U/A January 2, 1998 (the "Sellers"). Health Watch is in the business of marketing and monitoring personal response systems ("PRS"), which are designed to summon help in a medical emergency when activated by the subscriber. In consideration of the acquisition of approximately 10,000 subscriber accounts, the Company paid an aggregate of $12,936,765 (including acquisition costs incurred of $202,795), consisting of $9,252,794 in cash and 901,079 shares (the "Payment Shares") of the Company's common stock valued at $3,683,971, of which 60,240 shares will be held in escrow for a period equal to the lesser of (i) the completion of a certified audit of the financial statements of Health Watch by the Company's independent auditors or (ii) 120 days after the date of the Stock Purchase Agreement. The purchase price was allocated based on the fair market value of the assets acquired and liabilities assumed and may be adjusted based on the results of the audit of the financial statements of Health Watch. Although the audit has been completed, the shares held in escrow have not yet been released. The Company has agreed to guarantee the proceeds to be received by the Sellers in connection with the sale of the Payment Shares.

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

                       RESPONSE USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. ACQUISITIONS (CONTINUED)

                  The following unaudited pro forma combined operating information for the six and three months ended December 31, 1998 and 1997, gives effect for the Company's acquisition of Health Watch, and the net proceeds borrowed pursuant to a financing agreement between the Company's wholly owned subsidiary, Response Acquisition Corp., and McGinn, Smith Capital Holdings Corp. (the "MSCH Financing Agreement"), which were used for the acquisition of Health Watch, as if such events had been completed at July 1, 1997. The pro forma information is based on the historical financial statements of the Company and Health Watch, giving effect to the transactions under the purchase method of accounting.

         The unaudited pro forma combined operating information may not be indicative of the results that actually would have occurred if the acquisition had occurred on July 1, 1997.

                                Six Months Ended                 Three Months Ended
                             ----------------------             ----------------------
                             1998              1997             1998              1997
                             ----              ----             ----              ----
Operating revenues       $ 13,837,014    $  7,454,800    $  7,045,618    $  3,798,555
Loss before extra-
 ordinary item             (5,165,545)     (3,248,235)     (2,676,482)     (2,529,663)
Net loss                   (7,733,351)     (3,248,235)     (2,676,482)     (2,529,663)
Net loss applicable to
 common shareholders       (7,733,351)     (5,024,432)     (2,676,482)     (3,970,588)
Net loss per common
 share applicable to
 common shareholders           ($1.04)         ($1.64)         ($0.35)         ($1.29)
Weighted average
 number of shares
 outstanding                7,415,122       3,070,348       7,408,149       3,101,443



         During the six months ended December 31, 1998, the Company acquired additional monitoring contracts for an aggregate purchase price of $3,179,800. As consideration, the Company paid $1,882,245 in cash, including acquisition and assimilation costs of $180,166, a note payable of $500,000 payable over five years, issued 121,910 shares of the Company's common stock valued at $729,027, decreased purchase holdbacks in the amount of $1,472, and accrued transition costs of $70,000. As part of one such acquisition, the Company issued 163,043 shares of its common stock valued at $975,000 to be held in escrow to guarantee a note payable of $500,000 and a purchase holdback of $100,000. The purchase price was allocated based on the fair market value of the assets acquired and liabilities assumed. The pro forma effects of these acquisitions are not considered material.

                       RESPONSE USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. LONG-TERM NOTES PAYABLE

         RECEIVABLE FINANCING AGREEMENT

         Principal payments payable in monthly installments totaling $425,728 fiscal year 1999, $1,065,899 - fiscal year 2000, $3,628,338 - fiscal year 2001, $5,499,627 - fiscal year 2002, $7,150,487 - fiscal year
         2003, and $24,229,040 - fiscal year 2004; plus interest at 7.25% - 8%
         on the outstanding loan balance; collateralized by related monitoring
         contracts                                                                    $41,923,370

         EQUIPMENT FINANCING

         Payable in monthly installments aggregating $36,983 including interest at rates ranging from 2.94% to 11.83%; final payments due October, 1998
         through January, 2004; collateralized by related equipment                     1,010,209

         REORGANIZATION DEBT

         As part of the 1990 plan of reorganization of a 1987 bankruptcy, the
         U.S. Bankruptcy Court approved a 30.5% settlement on the total unsecured claims submitted; payments are due March 1 of each year, as follows: 3% ($86,817) each year -- 1999 through 2000; interest imputed at 14%; net of imputed interest of $ 30,676. Additionally, federal priority tax claims payable in annual installments of $2,211 through
         March, 1999, and $ 1,896 thereafter are due                                      150,856

         OTHER

         Note payable in monthly installments of $10,258 including interest
         at 8.5%; final payment due July, 2003                                            464,581

         Notes payable in monthly installments aggregating $2,086 including
         interest at 10.0%; final payments due February, 2002                              67,695

         Notes payable in monthly installments of $9,046 including interest
         at 8%; final payments due March 2000                                             120,524
                                                                                  ---------------
                                                                                       43,737,235
         Less Current Portion                                                           1,410,558
                                                                                  ---------------
                                                                                      $42,326,677
                                                                                  ---------------
                                                                                  ---------------


                       RESPONSE USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. LONG-TERM NOTES PAYABLE (CONTINUED)

         On July 30, 1998, the Company completed a restructuring of its long-term indebtedness with McGinn, Smith Capital Holdings Corp ("MSCH"). In connection with the refinancing the Company incurred a charge for loss on debt extinguishment of $2,567,806, during the quarter ended September 30, 1998. As part of such restructuring, United Security Systems, Inc. ("USS") a subsidiary of the Company, sold certain of its alarm monitoring contracts (the "Purchased Contracts") to its newly created, wholly-owned subsidiary, Response Acquisition Corp. ("RAC"), for aggregate consideration of $26,000,000 pursuant to a Purchase Agreement dated as of July 30, 1998 (the "Purchase Agreement"), between USS and RAC. Also on July 30, 1998, in a related transaction, RAC entered into a Receivable Financing Agreement dated as of July 30, 1998 (the "Financing Agreement"), among RAC, USS and MSCH. Pursuant to the terms of the Financing Agreement, RAC received initial financing from MSCH in the amount of $26,000,000 (the "Initial Loan") and granted MSCH a first priority perfected security interest in the receivables derived from the Purchased Contracts (the "Receivables"). The Initial Loan has a term of five years and bears interest at a rate of 8% per annum. Principal payments on the Initial Loan are due as follows: years ending June 30, 1999 -$132,699; 2000 - $326,875; 2001 - $2,360,609; 2002 - $3,597,866;
2003 -$4,545,881 and 2004 - $15,036,070 . The Receivables are paid directly into a lockbox administered by USS as Collection Agent under the Financing Agreement. Under the terms of the Financing Agreement, all funds derived from the Receivables will be paid to the lockbox account and MSCH will be paid its monthly payment of principal and interest under the Loan out of such lockbox account prior to any payments to the Company. RAC may finance, from time to time, up to an additional $24,000,000 pursuant to the Financing Agreement by pledging additional Purchased Contracts which it may purchase from USS pursuant to the Purchase Agreement to MSCH. A portion of the proceeds from the Initial Loan was used to satisfy existing indebtedness of the Company and the remaining amount will be used for acquisitions and general working capital.

         The Company recorded debt issuance costs of $3,972,630, of which $3,192,630 was paid in cash at the closing and $780,000 was paid in 119,632 shares of Common Stock (the "Fee Shares"). The debt issuance costs will be amortized over the life of the loan using the effective interest method. The Company has agreed that in the event the proceeds to be derived by MSCH from the sale of the Fee Shares is less than $780,000, the Company is obligated to, at its option, pay cash or issue additional shares equal to the amount of the shortfall, if any.

         Subsequent to the Initial Loan, RAC received additional financing (the "Additional Financing") from MSCH in the amount of $15,999,118 and granted MSCH a first priority perfected security interest in the receivables derived from the Purchased Contracts. The Additional Financing has a term of five years and bears interest at a rate of 7.25% per annum. Principal payments on the Additional Financing are due as follows: years ending June 30, 1999 - $293,029; 2000 - $739,024; 2001 - $1,267,729; 2002 - $1,901,760; 2003 - $2,604,606; 2004 -
$9,192,970. In connection with the Additional Financing, the Company recorded debt issuance costs of $2,409,673. As of December 31, 1998, $41,923,370 was outstanding under the Financing Agreement.

4. STOCK OPTIONS AND WARRANTS

The following is a summary of stock option activity:

                                                                 Number          Option Price          Weighted Average
                                                               Of Shares        Per Share(Range)         Exercise Price
                                                               ---------        ----------------       ----------------
        Options outstanding at June 30, 1998 and
          December 31, 1998                                    1,159,681         $.03 - $13.35                $3.691
                                                               ---------         -------------                ------
                                                               ---------         -------------                ------
        Options exercisable at December 31, 1998                 958,015         $.03 - $13.35                $3.106
                                                               ---------         -------------                ------
                                                               ---------         -------------                ------


                       RESPONSE USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. STOCK OPTIONS AND WARRANTS (CONTINUED)

The following is a summary of warrant activity:

                                                        Number              Warrant Price
                                                      Of Shares           Per Share(Range)
                                                      ---------           ----------------
         Warrants outstanding at June 30, 1998         2,008,760            $6.00 - $24.00
         Warrants canceled or expired                   (912,610)
                                                       ---------
         Warrants outstanding at December 31, 1998     1,096,150            $6.00 - $24.00
                                                       ---------            --------------
                                                       ---------            --------------


5. NET LOSS PER COMMON SHARE

         In February 1997, the FASB issued SFAS No. 128, "Earnings per Share", which was adopted by the Company effective for the year ended June 30, 1998, as required by this statement. For the six months ended December 31, 1998 and 1997, the potential common shares have an antidilutive effect on the net loss per common share, and have, therefore, been excluded.

6. NONRECURRING CHARGES

         During the six months ended December 31, 1998, the Company recorded nonrecurring charges totaling $724,743. The majority of these charges were in connection with management's plan to reduce costs and improve operating efficiencies for the monitoring and servicing of its existing customer base as well as to integrate the sales and marketing of PRS with the addition of Health Watch. The plan involves the transfer of its subscriber base to its own central station and the consolidation of its support infrastructure. At December 31, 1998, the Company has recorded an accrual in the amount of $58,798. All other costs have been expensed when incurred.

         As of December 31, 1998, nonrecurring charges consisted of the following:


             Hiring and training costs                     $336,950
             Temporary help                                 120,970
             Employee severance and related costs            75,359
             Abandoned fixed assets & inventory              41,474
             Abandoned leases                                13,068
             Travel                                         101,071
             Other                                           35,851
                                                          ----------
                                                           $724,743
                                                          ----------
                                                          ----------


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

                       RESPONSE USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

December 31, 1997 and 1998 the increase in net alarm systems exceeded 15,000 accounts. As a result, the Company recorded compensation (benefit) expense for the quarters ended December 31, 1997 and 1998 of ($195,000) and $437,500, respectively. The total liability under these agreements was $3,000,000 at December 31, 1998. Under the employment agreements, such amounts are to be paid in March 1999. On March 31, 1998, the Company elected to terminate the two employees, without cause, effective June 28, 1998. The Company made certain payments totaling $178,692, which were accrued for at June 30, 1998, in connection with such termination, during the quarter ended September 30, 1998.

         CONTINGENCIES

         As part of certain acquisitions, a joint venture, and the MSCH Financing Agreement, the Company has guaranteed the value of its common stock at various prices ranging from $6.50 to $6.75 for periods expiring at various dates through February 2001. As of December 31, 1998, the Company's contingent liabilities under these agreements aggregated approximately $2,827,656 which may be settled in cash or by the issuance of common stock, at the Company's option.

8. NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued SFAS No, 130, REPORTING COMPREHENSIVE INCOME, which was adopted by the Company effective July 1, 1998, as required by the statement. The total comprehensive loss for the six months ended December 31, 1998 and 1997 was $7,290,611 and $3,910,481 respectively. The adjustment to arrive at the total comprehensive loss for each period consists of unrealized losses on available for sale securities.

         In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which was adopted by the Company effective for the year beginning July 1, 1998, as required by the statement. This statement does not require adoption in interim financial statements in the initial year of adoption.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto.

FORWARD LOOKING INFORMATION

         The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that would cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of the "safe harbor" provisions of the Reform Act. Except for the historical information contained herein, the matters discussed in this Form 10-QSB quarterly report are forward-looking statements, which involve risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that can cause actual results to differ materially from the Company's expectations are disclosed in conjunction with the forward-looking statements or elsewhere herein.

GENERAL OVERVIEW

             The Company is a fully-integrated security systems provider engaged in the monitoring, sale, installation, and maintenance of residential and commercial security systems and personal response systems ("PRS"). The Company is a regional provider of security alarm monitoring services for residential and small business subscribers operating in the states of New York, New Jersey, Pennsylvania, Delaware, Maryland, and Connecticut. The Company provides security patrol services in the northeast region of Pennsylvania, as a supplement to its alarm monitoring services. The Company is also a nationwide provider of PRS products, which enable individual users, such as elderly or disabled persons, to transmit a distress signal using a portable transmitter.

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

         The Company's PRS is an electronic device which is designed to monitor, identify and electronically report emergencies requiring medical, fire or police assistance, to help elderly, disabled and other individuals. When activated by the pressing of a button, or automatically in the case of certain environmental temperature fluctuations, the transmitter sends a radio signal to a receiving base installed in the user's home. The receiving base relays the signal over telephone lines to a monitoring station which provides continuous monitoring services. In addition, this signal establishes two-way voice communication between the user and the monitoring station personnel directly through the PRS unit, thereby avoiding any need for the user to access a telephone.

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

RESULTS OF OPERATIONS

          A majority of the Company's revenues are derived from monthly recurring payments for the monitoring, rental and servicing of both electronic security systems and PRS, pursuant to contracts with initial terms up to five years. Service revenues are derived from payments under extended warranty contracts and for service calls performed on a time and material basis. The remainder of the Company's revenues are generated from the sale and installation of security systems and PRS, and since the acquisition of Jupiter in February 1998, security patrol income. Monitoring and service revenues are recognized as the service is provided. Sale and installation revenues are recognized when the required work is completed. All direct installation costs, which include materials, labor and installation overhead, and selling and marketing costs are expensed in the period incurred. Security patrol revenues are recognized as the service is provided. Alarm monitoring and rental services generate significantly higher gross margins than do the other services provided by the Company.

             During the six months ended December 31, 1998, the Company has added approximately $395,000 of monthly recurring revenue ("MRR") primarily through acquisitions. The Company has realized a growth rate of approximately 63% or 30,000 subscribers during the past twelve months from 47,000 subscribers at December 31, 1997 to approximately 77,000 current subscribers. The Company's MRR increased by approximately $840,000 or 105% from $800,000 at December 31, 1997 to $1,640,000 at December 31, 1998. Recurring security patrol revenues derived from preventive services through vehicles patrolling residential neighborhood communities are included in the Company's MRR.

               Operating revenues increased by $6,547,362 or 101% and $3,779,577 or 116% for the six months and three months ended December 31, 1998 as compared to the same periods ended December 31, 1997. Product sales accounted for an increase of $1,160,540 or 86% and an increase of $620,663 or 91% for the six months and three months ended December 31, 1998, as compared to the same period ended December 31, 1997. Monitoring and service revenues increased by $3,976,392 or 77% and $2,418,661 or 94% for the six and three months ended December 31, 1998 as compared to the six and three months ended December 31, 1997. The acquisitions of Triple A, Jupiter, and OEC, during February 1998 and Health Watch, during October 1998 accounted for additional operating revenues as follows: (i) product sales - $1,662,820 and $921,449; (ii) monitoring and service revenues - $1,985,163 and $904,319; and (iii) security patrol revenues - $1,410,430 and $740,253; for an aggregate totaling $5,058,413 and $2,566,021 for the six months and three months ended December 31, 1998. The increase in product sales due to the above acquisitions was offset by a decrease in revenues from the sale of PERS to private label wholesalers and home healthcare agencies totaling approximately $415,000 and $254,000 for the same periods. The Company, through its acquisition of Jupiter, has expanded its operating revenue base to include security patrol revenue, which totaled $1,410,430 and $740,253 for the six and three months ended December 31, 1998.

         Gross Profit for the six months ended December 31, 1998 was $7,044,214, which represents an increase of $2,785,160 or 65%, as compared to the $4,259,054 of gross profit recognized for the six months ended December 31, 1997. The Gross Profit Margin ("GPM"), as a percentage of sales, for the six and three months ended December 31, 1997 were 65% and 67% as compared to 54% and 55% for the same periods ending December 31, 1998. The decrease in GPM on product sales, from 40% for Fiscal 1998 to 16% for Fiscal 1999 was primarily due to the significant increase in the sales of electronic security systems as a percentage of total product sales, as opposed to the sales of PRS to home health care agencies. Sales to home health care agencies result in significantly higher gross profit margins than other product sales. The GPM on monitoring and service revenues decreased slightly from 72% to 69% for the six months ended December 31, 1997 and 1998, respectively. This decrease is due to an increase in the amount charged per subscriber for monitoring, by the subcontracted central station. The decrease in the GPM attributable to the monitoring of subscribers was offset by an increase in the GPM realized on service revenues, as a result of the restructuring and integration of the service department. For the six and three months ended December 31, 1998 the GPM on the security patrol revenue were 23% and 22% respectively.

             Selling, general and administrative expenses increased by $2,209,567 or 66% and $1,408,481 or 82% for the six and three months ended December 31, 1998 as compared to the same periods ended December 31, 1997. The increase for the six months ended December 31, 1998 over the six months ended December 31, 1997 primarily consisted of (i) additional payroll and related costs of approximately $1,340,000 and (ii) other overhead expenses totaling approximately $1,048,000 in connection with the acquisitions of Triple A, Jupiter, OEC, and Health Watch. Selling, general and administrative expenses, as a percentage of total operating revenues, decreased significantly from 51% and 52% for the six and three months ended December 31, 1997 to 42% and 44% for the same periods ended December 31, 1998. The reduction in selling, general and administrative expenses is attributable to efficiencies realized in the Company's corporate offices from assimilation of newly acquired customers into its customer base and support of the larger subscriber base. The Company anticipates that its current level of selling, general and administrative expenses, as a percentage of sales, will decrease as a result of the Company's continuing strategy to consolidate the support infrastructure and fully integrate the operations of the newly acquired companies.

                  The Company recorded a deferred compensation expense of $437,500 and $50,000 during the six and three months ended December 31, 1998 and a deferred compensation (benefit) expense of ($195,000) and $255,000 for the six and three months ended December 31, 1997, in connection with two employment contracts with former officers of USS (see Note 7 of Notes to Consolidated Financial Statements of the Company).

                  Amortization and depreciation expenses increased by $1,667,528 or 98% and $1,109,069 or 128% for the six and three months ended December 31, 1998 as compared to the six and three months ended December 31, 1997. The increase in amortization and depreciation expense is the result of the Company's acquisitions over the past twelve months of monitoring contracts totaling approximately $23 million and property and equipment totaling approximately $5.9 million.

                   During the six months ended December 31, 1998, the Company incurred nonrecurring charges totaling $724,743. The majority of these charges were in connection with management's plan to reduce costs and improve operating efficiencies for the monitoring and servicing of its existing customer base as well as to integrate the sales and marketing of PRS with the addition of Health Watch. The plan involves the transfer of its subscriber base to its own Monitoring Station and the consolidation of the support infrastructure. During the six months ended December 31, 1998, nonrecurring charges, consisted of the following: (i) hiring and training costs of $336,950, (ii) temporary help of $120,970, (iii) employee severance and related costs of $75,359, (iv) abandonment of leases of $13,068, (v) loss on abandonment of fixed assets and inventory of $41,474, (vi) travel expenses of $101,071, and (vii) other restructuring and integration costs of $35,851 (see Note 6 of Notes to Consolidated Financial Statements of the Company).

             Interest expense increased by $378,854, or 29% and $299,981, or 45% from $1,313,027 and $670,955 for the six and three months ended December 31, 1997 to $1,691,881 and $970,936 for the six and three months ended December 31, 1998. Interest expense on additional borrowings for acquisitions and working capital increased by $563,787 for the six months ended December 31, 1998. A decrease in the amortization of debt issue costs of $140,569 and an increase in interest income of approximately $91,000 offset this increase in interest expense.

             On March 4, 1997, the Company entered into a joint venture agreement with BKR, Inc. to acquire a 50% interest in HealthLink Ltd ("HealthLink"). The joint venture loss of $247,011 represents the Company's share of HealthLink's losses for the six months ended December 31, 1997. In the fourth quarter of Fiscal 1998, the Company wrote off its investment in the joint venture. The Company considered the continued operating losses of the joint venture, the inability to find a media partner and the projected future cash flows from the joint venture to be its primary indicators of an impairment loss.

          The net loss for the six and three months ended December 31, 1998 was $7,283,111 or ($1.05) per share and $2,676,482 or ($0.36) per share. The net loss for the six months ended December 31, 1998 is primarily attributable to non-cash charges totaling $6,837,299, consisting of (i) depreciation and amortization of $3,369,374 , (ii) compensation - employment contracts of $437,500 , (iii) amortization of deferred financing costs of $462,619 and, (iv) loss on debt extinguishment of $2,567,806. The net loss applicable to common shareholders (net loss adjusted for dividends and accretion on Preferred Stock) for the six and three months ended December 31, 1998 was $7,283,111 or ($1.05) per share and $2,676,482 or ($0.36) per share based on 6,940,098 and 7,408,149 weighted average shares outstanding as compared to $3,910,481 or ($1.80) per share and $2,880,528 or ($1.31) per share based on 2,169,271 and 2,200,364 for the six and three months ended December 31, 1997

             Earnings before interest, taxes, depreciation and amortization ("EBITDA"), excluding charges for: (i) compensation expense - employment agreements; (ii) nonrecurring charges; (iii) loss on debt extinguishment; and
(iv) joint venture loss, was $1,508,193 and $732,942 for the six and three months ended December 31, 1998 as compared to $932,600 and $467,531 for the six and three months ended December 31, 1997; an improvement of $575,593 or 62% and $265,411 or 57% for the same periods. The significant improvement in the Company's EBITDA is the result of the Company's ability to assimilate newly acquired monitoring contracts into the existing customer base without incurring substantial increases in overhead expenses.

               Adjusted EBITDA is derived by adding Internal Sales and Marketing Program costs, net of installation revenues, to EBITDA. This calculation provides a basis for comparison of the Company's results to those of other alarm security companies that only grow through the acquisition of subscriber accounts. Adjusted EBITDA does not represent cash flows from operations as defined by generally accepted accounting principles and should not be construed as an alternative to net income. Adjusted EBITDA for the quarter and six months ended December 31, 1998 was $1,072,385 and $2,114,202, respectively.

ACCOUNTING DIFFERENCES FOR ACCOUNT PURCHASES AND NEW INSTALLATIONS

                  A difference between the accounting treatment of the purchase of subscriber accounts and the accounting treatment of the generation of new accounts through direct sales by the Company's sales force has a significant impact on the Company's results of operations. The costs of monitoring contracts acquired are capitalized and amortized over estimated lives ranging from 5 to 10 years, on a straight-line basis, for alarm and PRS accounts. Included in capitalized costs are certain acquisition transition costs associated with incorporating the purchased subscriber accounts into the Company's operations. Such costs include costs incurred by the Company in fulfilling the Seller's preacquisition obligations to the acquired subscribers, such as providing warranty repair services. In contrast, all of the Company's costs related to the sales, marketing and installation of new alarm monitoring systems generated by the Company's sales force are expensed in the period in which such activities occur.

ELECTRONIC SECURITY SUBSCRIBER ATTRITION

                  Subscriber attrition has a direct impact on the Company's results of operations, since it affects both the Company's revenues and its amortization expense. Attrition can be measured in terms of canceled subscriber accounts and in terms of decreased MRR resulting from canceled subscriber accounts. The Company experiences attrition of subscriber accounts as a result of several factors, including relocation of subscribers, adverse financial and economic conditions and competition from other alarm service companies. In addition, the Company may lose certain subscriber accounts, particularly subscriber accounts acquired as part of an acquisition, if the Company does not service those subscriber accounts successfully or does not assimilate such accounts into the Company's operations. Subscriber attrition is defined by the Company for a particular period as a quotient, the numerator of which is equal to the number of subscribers who disconnect during such period, net of the number of subscribers during such period (i) resulting from new installations,
(ii) resulting from reconnections from premises previously occupied by subscribers of the Company or of prior subscribers of the Company, (iii) resulting from conversions, and (iv) associated with cancelled accounts with respect to which the Company obtained an account guarantee, and the denominator of which is the average of the number of subscribers at each month end during such period. MRR attrition is defined by the Company for a particular period as a quotient, the numerator of which is an amount equal to gross MRR lost as the result of canceled subscriber accounts during such period, net of MRR during such period (i) resulting from new installations, (ii) resulting from upgrades of current alarm systems, (iii) generated by increases in rates to existing subscribers, (iv) resulting from the reconnection of premises previously occupied by subscribers of the Company or of prior subscribers of the Company,
(v) resulting from conversions and (vi) associated with cancelled accounts with respect to which the Company obtained an account guarantee and the denominator of which is the average month-end MRR in effect during such period. Although the Company believes that its formulas of subscriber attrition and MRR attrition are similar to those used by other security alarm companies, there can be no assurance that subscriber attrition and MRR attrition, as presented by the Company, are comparable to other similarly titled measures of other alarm monitoring companies. During the second quarter of Fiscal 1999, the Company experienced annualized subscriber attrition of approximately 5% and annualized MRR attrition of approximately 5%.

LIQUIDITY AND CAPITAL RESOURCES

         On July 30, 1998, the Company completed a restructuring of its long-term indebtedness with McGinn, Smith Capital Holdings Corp. ("MSCH"). In connection with the refinancing the Company incurred a charge for loss on debt extinguishment of $2,567,806, during the quarter ended September 30, 1998. As part of such restructuring, USS sold certain of its alarm monitoring contracts (the "Purchased Contracts") to its newly created, wholly-owned subsidiary, Response Acquisition Corp. ("RAC"), for aggregate consideration of $26,000,000 pursuant to a Purchase Agreement dated as of July 30, 1998 (the "Purchase Agreement"), between USS and RAC. Also on July 30, 1998, in a related transaction, RAC entered into a Receivable Financing Agreement dated as of July 30, 1998 (the "Financing Agreement"), among

RAC, USS and MSCH. Pursuant to the terms of the Financing Agreement, RAC received initial financing from MSCH in the amount of $26,000,000 (the "Initial Loan") and granted MSCH a first priority perfected security interest in the receivables derived from the Purchased Contracts (the "Receivables"). The Initial Loan has a term of five years and bears interest at a rate of 8% per annum. Principal payments on the Initial Loan are due as follows: years ending June 30, 1999 - $132,699; 2000 - $326,875; 2001 - $2,360,609; 2002 - $3,597,866;
2003 - $4,545,881 and 2004 - $15,036,070. The Receivables are paid directly into a lockbox administered by USS as Collection Agent under the Financing Agreement for which USS will receive a monthly fee equal to $5.00 per Purchased Contract from RAC. Under the terms of the Financing Agreement, all funds derived from the Receivables will be paid to the lockbox account and MSCH will be paid its monthly payment of principal and interest under the Loan out of such lockbox account prior to any payments to USS as Collection Agent or any other funds being distributed to the Company or its subsidiaries. RAC may finance, from time to time, up to an additional $24,000,000 pursuant to the Financing Agreement by pledging additional Purchased Contracts which it may purchase from USS pursuant to the Purchase Agreement to MSCH. A portion of the proceeds from the Initial Loan was used to satisfy existing indebtedness of the Company and the remaining amount will be used for acquisitions and general working capital.

          The Company recorded debt issuance costs of $3,972,630, of which $3,192,630 was paid in cash at the closing and $780,000 was paid in 119,632 shares of Common Stock (the "Fee Shares"). The debt issuance costs will be amortized over the life of the loan using the effective interest method. The Company has filed a registration statement to register the sale of the Fee Shares by MSCH under the Securities Act of 1933, as amended. The Company has agreed that in the event the proceeds to be derived by MSCH from the sale of the Fee Shares is less than $780,000, the Company is obligated to, at its option, pay cash or issue additional shares equal to the amount of the shortfall, if any.

             Subsequent to the Initial Loan, RAC received additional financing (the "Additional Financing") from MSCH in the amount of $15,999,118 and granted MSCH a first priority perfected security interest in the receivables derived from the Purchased Contracts. The Additional Financing has a term of five years and bears interest at a rate of 7.25% per annum. Principal payments on the Additional Financing are due as follows: years ending June 30, 1999 - $293,029; 2000 - $739,024; 2001 - $1,267,729; 2002 - $1,901,760; 2003 - $2,604,606; 2004 -
$9,192,970. In connection with the Additional Financing, the Company recorded debt issuance costs of $2,409,673. As of December 31, 1998, $41,923,370 was outstanding under the Financing Agreement.

             The Company's working capital improved by $2,859,149 from a working capital deficiency of $1,508,402 at June 30, 1998 to working capital of $1,350,747 at December 31, 1998. The Company believes its cash flows from operations will be sufficient to fund the Company's principal and interest payments on its debt and capital expenditures, which are the Company's principal uses of cash other than the acquisitions of portfolios of subscriber accounts, during the next twelve months.

             Net cash used in operating activities for the six months ended December 31, 1998 was $1,989,863. A net loss of $7,283,111 including non-cash transactions totaling $6,837,299 resulted in net cash used in operating activities in the amount of $1,989,863. The non-cash transactions are as follows: (i) depreciation and amortization of $3,369,374; (ii) compensation expense in connection with employment agreements of $437,500; (iii) amortization of deferred financing costs of $462,619; and (iv) loss on debt extinguishment of $2,567,806.

         Net cash used in investing activities for the six months ended December 31, 1998 was $12,498,031. Purchases of monitoring contracts (including purchase holdback payments) accounted for $9,382,444 of the cash used in investing activities. Other investing activities included the purchase of property and equipment of $3,123,309 (including equipment used for rentals in the amount of $1,892,439, which is primarily attributable to the purchase of Health Watch), and proceeds from the sale of property and equipment of $7,722.

         Net cash provided by financing activities was $20,027,963 for the six months ended December 31, 1998. Net proceeds received of $38,499,068 included $1,575,000 from a line of credit, $36,480,000 from a receivables financing agreement, and $444,068 from equipment financing notes payables. The proceeds were primarily used to satisfy the Company's existing indebtedness at July 30, 1998 of $17,985,000, the acquisition of monitoring contracts and related assets (including $9,252,794 of cash paid for Health Watch), and working capital. The Company's cash increased $5,540,069 for the six months, which will also be used for the acquisition of monitoring contracts and working capital.

         Systems' filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in October 1987. Systems' Plan of Reorganization became effective in February 1990 and provided for, among other things, long-term payments to creditors totaling approximately $2,800,000. As of December 31, 1998 deferred payment obligations to such pre-reorganization creditors totaled $150,856, which is payable in varying installments through the year 2000.

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

         The Company intends to use borrowings under the Receivable Financing Agreement dated July 30, 1998 (see Note 3 of Notes to Consolidated Financial Statements) together with the remaining cash flow from operations to continue to acquire monitoring contracts and to satisfy it's deferred compensation expense liability of $3,000,000 to two former key employees of USS (see Note 7 of Notes to Consolidated Financial Statements). Additional funds beyond those currently available could be required to continue the acquisition program, and there can be no assurance that the Company will be able to obtain such financing.

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

         The Company is in the process of evaluating and addressing the impact of the Year 2000 Issue on its operations to ensure that its information technology and business systems recognize calendar Year 2000. The Company is utilizing both internal and external resources in implementing its Year 2000 program, which consists of the following phases:

         ASSESSMENT PHASE - Identify all IT and Non-IT issues and establish priorities.

         DETAILED PLANNING PHASE - Development of specific action steps to address the issues identified in the Assessment Phase.

         CONVERSION PHASE - Implement the necessary system modifications as outlined in the Detailed Planning Phase.

         TESTING PHASE - Verification that the modifications implemented in the Conversion Phase will be successful in resolving the Year 2000 Issue so that all identified IT and Non-IT issues will function properly, both individually and on an integrated basis.

         IMPLEMENTATION PHASE - Final implementation of the fully tested modifications.

                  Based on an inventory conducted during Fiscal 1998, the Company has identified computer systems that will require modification or replacement so that they will properly utilize dates beyond December 31, 1999. Some of the Company's critical systems are new and are already Year 2000 compliant, such as the central station monitoring hardware and software used at our Pennsylvania monitoring station and the Company's current accounts receivable and billing software. The Company plans to install a new Windows-based general ledger and accounts payable program, which the manufacturer warrants is Year 2000 compliant, by the end of Fiscal 1999. The Company has not incurred significant costs in regard to Year 2000 compliance thus far and the Company does not expect to incur significant costs in its future compliance efforts. In addition the Company will initiate communications with its significant suppliers, customers, and financial institutions, to determine their plans for remediating the Year 2000 Issue in their software which the Company relies on. The Company is attempting to limit the potential impact of the Year 2000 by monitoring the progress of its own Year 2000 project and those of its critical external relationships. Should the Company be notified of any significant issues through their responses to its inquiries of key third parties, it intends to develop and implement contingency plans to minimize the impact on its operations. The Company believes that with modifications to its existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed within an adequate time frame, the Year 2000 Issue could have a material adverse impact on the operations of the Company.

                       RESPONSE USA, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

         ITEM 1. Legal Proceedings - None

         ITEM 2. Changes in Securities -

                  During the quarter ended December 31, 1998, the Company issued 901,079 shares of its common stock, in connection with acquisitions.

         ITEM 3. Defaults Upon Senior Securities - None

         ITEM 4. Submission of Matters to a Vote of Security Holders - None

         ITEM 5. Other Information - None

         ITEM 6. Exhibits and Reports on Form 8-K
                  (a) Exhibits -
                           (11) Computation of Loss per Common Share
                           (27) Financial Data Schedule
                  (b) Report on Form 8-K - October 6, 1998
                  (c) Report on Form 8-K/A - December 14, 1998

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 RESPONSE USA, INC.                                    FEBRUARY 15, 1999
--------------------                                   -----------------
    Registrant




By: /s/ Richard M. Brooks
   ----------------------
       Richard M. Brooks
       President, Chief Executive and Financial Officer
       Principal Financial Officer
       Principal Accounting Officer

By: /s/ Ronald A. Feldman
   ----------------------
       Ronald A. Feldman
       Vice President, Secretary
       Treasurer