Form 10-Q
period 1999-03-31
RESPONSE USA INC
filed 1999-05-17
CIK 889087

                     UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549

                      FORM 10-QSB

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended MARCH 31, 1999


             Commission File Number 0-20770


                   RESPONSE USA, INC.
-------------------------------------------------------
 (Exact Name of Registrant as Specified in its Charter)


             DELAWARE                     #22-3088639
----------------------------------    ---------------------
  (State or other jurisdiction          (I.R.S. Employer
of incorporation or organization)     Identification Number)


      11-H PRINCESS ROAD, LAWRENCEVILLE, NEW JERSEY 08648
    -------------------------------------------------------
     (Address of principal executive offices)   (Zip code)


                        (609) 896-4500
    -------------------------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 8,057,985 shares of $.008 par value common stock as of May 12, 1999.

                RESPONSE USA, INC. AND SUBSIDIARIES
                              INDEX

                                                                           PAGE

PART I. FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

    Condensed Consolidated Balance Sheets at March 31, 1999
      and June 30, 1998.............................................        1-2

    Condensed Consolidated Statements of Operations for the Nine
      Months and Three Months ended March 31, 1999 and 1998.........          3

    Condensed Consolidated Statement of Stockholders' Equity for
      March 31, 1999................................................          4

    Condensed Consolidated Statements of Cash Flows for the Nine
      Months and Three Months ended March 31, 1999 and 1998.........        5-7

    Notes to Condensed Consolidated Financial Statements............        8-13

  ITEM 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations.............................       14-22

PART II. OTHER INFORMATION..........................................          23

                              RESPONSE USA, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (UNAUDITED)

                                                                            MARCH 31,       JUNE 30,
                                                                               1999           1998
                                                                           ------------   ------------
                            ASSETS

CURRENT ASSETS
     Cash                                                                  $ 2,822,085    $   966,140
     Marketable securities                                                      11,875         25,000
     Accounts receivable
         Trade - Net of allowance for doubtful accounts
           of $709,565 and $547,969, respectively                            3,574,712      2,338,359
     Inventory                                                               2,592,708      1,648,250
     Prepaid expenses and other current assets                                 528,235        581,627
                                                                           ------------   ------------

                Total current assets                                         9,529,615      5,559,376
                                                                           ------------   ------------

MONITORING CONTRACT COSTS - Net of accumulated
   amortization of $12,803,862 and $8,566,717, respectively                 45,727,085     31,280,805
                                                                           ------------   ------------

PROPERTY AND EQUIPMENT - Net of accumulated
   depreciation and amortization of $4,909,780 and $3,102,367,
   respectively                                                              6,091,305      2,892,181
                                                                           ------------   ------------

OTHER ASSETS
     Deferred financing costs - Net of accumulated
        amortization of $628,481 and $1,594,379, respectively                6,601,345      2,679,450
     Other noncurrent assets                                                   243,134        275,084
                                                                           ------------   ------------

                                                                             6,844,479      2,954,534
                                                                           ------------   ------------

                                                                           $68,192,484    $42,686,896
                                                                           ------------   ------------
                                                                           ------------   ------------

          See notes to condensed consolidated financial statements.

                       RESPONSE USA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                                  (UNAUDITED)


                                                                           MARCH 31,      JUNE 30,
                                                                             1999           1998
                                                                          ---------     -----------
             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                                     $1,900,042   $   736,612
     Accounts payable - Trade                                               1,223,198       917,316
     Purchase holdbacks                                                       773,008       431,378
     Accrued expenses and other current liabilities                         2,230,756     1,931,419
     Deferred revenue                                                       3,408,115     3,051,053
                                                                          ------------  -----------

                Total current liabilities                                   9,535,119     7,067,778
                                                                          -----------   -----------

LONG-TERM LIABILITIES - Net of current portion
     Long-term debt                                                        47,510,886    16,490,156
     Purchase holdbacks                                                        11,051       169,242
     Deferred compensation expense                                                        2,562,500
                                                                          -----------   -----------

                                                                           47,521,937    19,221,898
                                                                          -----------   -----------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY
      Common stock - Par value $.008
         Authorized 37,500,000 shares
            Issued and outstanding 8,057,985 shares - March 31,
             1999 and 6,317,023 shares - June 30, 1998                         64,464          50,537
      Additional paid-in capital                                           66,054,626      60,664,468
      Collateral shares in escrow                                            (500,000)
      Accumulated other comprehensive loss                                    (13,125)
      Accumulated deficit                                                 (54,470,537)    (44,317,785)
                                                                         ------------   -------------
                                                                           11,135,428      16,397,220
                                                                         ------------   -------------
                                                                          $68,192,484     $42,686,896
                                                                         ------------   -------------
                                                                         ------------   -------------

           See notes to condensed consolidated financial statements.

                     RESPONSE USA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)

                                                        NINE MONTHS ENDED                 THREE MONTHS ENDED
                                                            MARCH 31,                          MARCH 31,
                                                    --------------------------          -------------------------
                                                        1999           1998                1999           1998
                                                    -----------    -----------          ----------     ----------
OPERATING REVENUES
     Product sales                                  $ 3,599,401    $ 2,258,816         $ 1,092,956    $   912,911
     Monitoring and service                          14,485,544      8,511,749           5,341,132      3,343,729
     Security patrol                                  2,123,774        301,202             713,344        301,202
                                                    -----------    -----------          ----------     ----------
                                                     20,208,719     11,071,767           7,147,432      4,557,842
                                                    -----------    -----------          ----------     ----------
COST OF REVENUES
     Product sales                                    3,037,461      1,439,108             930,943        637,290
     Monitoring and service                           4,339,240      2,435,342           1,510,564        982,289
     Security patrol                                  1,642,067        238,833             560,188        238,833
                                                    -----------    -----------          ----------     ----------
                                                      9,018,768      4,113,283           3,001,695      1,858,412
                                                    -----------    -----------          ----------     ----------
GROSS PROFIT                                         11,189,951      6,958,484           4,145,737      2,699,430
                                                    -----------    -----------          ----------     ----------
OPERATING EXPENSES
     Selling, general and administrative              8,960,470      5,401,144           3,424,449      2,074,690
     Compensation - Employment contracts                437,500        537,541                            732,541
     Depreciation and amortization                    5,400,259      2,860,503           2,030,885      1,536,759
     Nonrecurring charges (see Note 6)                1,114,731                            389,988
                                                    -----------    -----------          ----------     ----------
                                                     15,912,960      8,799,188           5,845,322      4,343,990
                                                    -----------    -----------          ----------     ----------
LOSS FROM OPERATIONS                                 (4,723,009)    (1,840,704)         (1,699,585)    (1,644,560)
                                                    -----------    -----------          ----------     ----------
OTHER INCOME/(EXPENSE)
     Interest expense, net                           (2,834,843)    (2,119,026)         (1,142,962)      (427,897)
     Joint venture loss                                               (355,996)                          (108,985)
                                                    -----------    -----------          ----------     ----------
                                                     (2,834,843)    (2,475,022)         (1,142,962)      (536,882)
                                                    -----------    -----------          ----------     ----------
LOSS BEFORE TAXES                                    (7,557,852)    (4,315,726)         (2,842,547)    (2,181,442)
    Income tax expense                                  (27,094)                           (27,094)
                                                    -----------    -----------          ----------     ----------

LOSS BEFORE EXTRAORDINARY ITEM                       (7,584,946)    (4,315,726)         (2,869,641)    (2,181,442)

EXTRAORDINARY ITEM
     Loss on debt extinguishment                     (2,567,806)
                                                    -----------    -----------          ----------     ----------
NET LOSS                                            (10,152,752)    (4,315,726)         (2,869,641)    (2,181,442)
Dividends and accretion on preferred stock                          (3,449,805)                        (1,673,608)
                                                    -----------    -----------          ----------     ----------
NET LOSS APPLICABLE TO COMMON
  SHAREHOLDERS                                     $(10,152,752)   $(7,765,531)        $(2,869,641)   $(3,855,050)
                                                    -----------    -----------          ----------     ----------
                                                    -----------    -----------          ----------     ----------
Loss per common share - Basic and diluted
     Loss before extraordinary item                      ($1.05)        ($1.53)             ($0.37)        ($0.52)
     Extraordinary item                                  ($0.36)         $0.00               $0.00          $0.00
                                                    -----------    -----------          ----------     ----------
     Net loss                                            ($1.41)        ($1.53)             ($0.37)        ($0.52)
                                                    -----------    -----------          ----------     ----------
                                                    -----------    -----------          ----------     ----------
     Net loss applicable to common shareholders          ($1.41)        ($2.75)             ($0.37)        ($0.93)
                                                    -----------    -----------          ----------     ----------
                                                    -----------    -----------          ----------     ----------
Weighted average number of shares outstanding         7,212,230      2,826,135           7,768,587      4,155,163
                                                    -----------    -----------          ----------     ----------
                                                    -----------    -----------          ----------     ----------

            See notes to condensed consolidated financial statements.

                       RESPONSE USA, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                          ACCUMULATED
                                            COMMON STOCK                     OTHER
                                         ------------------   ADDITIONAL    COMPRE-   COLLATERAL
                                          NUMBER                PAID-IN     HENSIVE    SHARES IN   ACCUMULATED
                                         OF SHARES   AMOUNT     CAPITAL      LOSS       ESCROW       DEFICIT         TOTAL
                                         ---------  -------   -----------   --------   ---------   ------------   ------------
Balance - June 30, 1998                  6,317,023  $50,537   $60,664,468                          ($44,317,785)   $16,397,220

Acquisitions                             1,114,918    8,918     4,398,487                                            4,407,405

Issuance of shares in escrow to
   guarantee Acquisition Note
   (see Note 2)                             83,612      669       499,331               (500,000)                           --

Exercise of stock options
   and warrants                            422,800    3,383         9,301                                               12,684

Issuance of shares of common
   stock in connection with
   the refinancing                         119,632      957       779,043                                              780,000

Net issuance costs incurred
   in connection with the
   issuance of common stock
   and warrants                                                   (46,004)                                             (46,004)

Payment of stock guarantee                                       (250,000)                                            (250,000)

Unrealized holding losses on
   available for sale securities                                             (13,125)                                  (13,125)

Net loss                                                                                            (10,152,752)   (10,152,752)
                                         ---------  -------   -----------   --------   ---------   ------------   ------------
Balance - March 31, 1999                 8,057,985  $64,464   $66,054,626   $(13,125)  $(500,000)  $(54,470,537)  $ 11,135,428
                                         ---------  -------   -----------   --------   ---------   ------------   ------------
                                         ---------  -------   -----------   --------   ---------   ------------   ------------


           See notes to condensed consolidated financial statements.

                        RESPONSE USA, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)

                                                                    NINE MONTHS ENDED MARCH 31,
                                                                    ---------------------------
                                                                        1999           1998
                                                                    ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                         $(10,152,752)  $(4,315,726)
   Adjustments to reconcile net loss to net cash used in
      operating activities
          Depreciation and amortization                                5,400,259     2,731,753
          Amortization of goodwill                                                     128,750
          Amortization of deferred financing costs and
             debt discount                                             3,307,931       981,289
          Gain on sale of property and equipment                          (3,988)       (2,442)
          Loss on joint venture                                                        355,996
          Loss on sale of marketable securities                                          3,777
          Compensation (benefit) expense in connection with
             employment agreements                                    (2,562,500)      537,541
          (Increase) decrease in accounts receivable - Trade          (1,251,578)       92,109
          Increase in inventory                                         (915,166)     (372,591)
          (Increase) decrease in prepaid expenses and other
             current assets                                               18,313      (362,062)
          Increase in deposits                                           (18,410)      (10,585)
          Increase in accounts payable - Trade                           252,628       434,743
          Increase in accrued expenses and other
             current liabilities                                          75,900       154,868
          Increase in deferred revenues                                    4,958     1,156,260
                                                                    -------------  ------------

              Net cash provided by (used in) operating activities     (5,844,405)    1,513,680
                                                                    -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of monitoring contracts (net of purchase
       holdbacks)                                                    (12,949,080)  (12,303,021)
    Proceeds from the sale of marketable securities                                    113,138
    Proceeds from the sale of property and equipment                      19,845           900
    Purchase of property and equipment                                (3,748,814)   (1,482,990)
    Payment of stock guarantee                                          (250,000)
                                                                    -------------  -----------

              Net cash used in investing activities                  (16,928,049)  (13,671,973)
                                                                    -------------  -----------

              See notes to condensed consolidated financial statements.

                          RESPONSE USA, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - (CONTINUED)
                                    (UNAUDITED)



                                                                    NINE MONTHS ENDED MARCH 31,
                                                                  -----------------------------
                                                                      1999             1998
                                                                  -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from the secondary offering                                            21,247,200
    Costs incurred in connection with the secondary
      offering                                                                      (3,269,612)
    Redemption of preferred stock                                                   (8,676,935)
    Costs incurred in connection with the issuance of
       preferred stock                                                                 (16,081)
    Net Costs incurred in connection with the issuance of
       common stock and warrants                                       (46,004)
    Deferred financing costs incurred                                  (83,650)        (44,931)
    Proceeds of long-term debt                                      43,426,838       5,197,711
    Principal payments on long-term debt                           (18,681,469)     (2,014,449)
    Net proceeds from the exercise of stock options
       and warrants                                                     12,684         135,241
                                                                  -------------   -------------

              Net cash provided by financing activities             24,628,399      12,558,144
                                                                  -------------   -------------

NET INCREASE IN CASH                                                 1,855,945         399,851

CASH - BEGINNING                                                       966,140         698,551
                                                                  -------------   -------------

CASH - ENDING                                                      $ 2,822,085     $ 1,098,402
                                                                  -------------   -------------
                                                                  -------------   -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the year for interest                         $ 2,039,483     $ 1,075,461
    Cash paid during the year for income taxes                        $ 27,094     $        --


              See notes to condensed consolidated financial statements.

                     RESPONSE USA, INC. AND SUBSIDIARIES
                           STATEMENT OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCIAL ACTIVITIES

         During the nine months ended March 31, 1998 and 1999, long-term notes payable of $160,904 and $314,638, respectively, were incurred for the purchase of property and equipment.

         During the nine months ended March 31, 1999, long-term notes payable of $650,000 were incurred for the acquisition of monitoring contracts.

         During the nine months ended March 31, 1998 and 1999, the Company issued 686,664 and 1,022,987 shares of its common stock, valued at $4,488,175 and $4,407,405, respectively, in connection with acquisitions (see Note 2 of Notes to Condensed Consolidated Financial Statements). During the nine months ended March 31, 1998 and 1999, the Company issued 2,900 and 15,166 shares of its common stock and canceled 2,666 and 2,666 shares of its common stock, respectively, pursuant to guarantees of stock valuations, in connection with past acquisitions of monitoring contracts. During the nine months ended March 31, 1999, the Company also issued 163,043 shares of its common stock which were placed in escrow (the "Escrow Shares") to guarantee a note payable and purchase holdback, in connection with an acquisition. The Company recorded common stock and charged additional paid-in capital $1,304, as the result of the Escrow Shares.

         During the nine months ended March 31, 1998 and 1999, the Company increased monitoring contract costs and the corresponding transition costs liability (included in accrued expenses and other current liabilities) in the amount of $119,665 and $70,000, respectively.

         During the nine months ended March 31, 1999, the Company issued 119,632 shares of its common stock to a lender in connection with the refinancing of the Company's indebtedness (see Note 3 of Notes to Condensed Consolidated Financial Statements). As a result, the Company recorded debt discount in the amount of $780,000, common stock of $957, and additional paid-in capital of $779,043.

         During the nine months ended March 31, 1998, the Company recorded deemed dividends and accretion on such deemed dividends totaling $2,044,152 in connection with the preferred stock issuance, with a corresponding charge to accumulated deficit.

         During the nine months ended March 31, 1998, $1,000,000 of preferred stock, and $125,000 in deemed dividends and accretion on such deemed dividends were converted into 300,000 shares of common stock.

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


           See notes to condensed consolidated financial statements.

                    RESPONSE USA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

         The accompanying interim balance sheet as of March 31, 1999 and the related statements of operations, stockholders' equity and cash flows have been prepared by management of the Company and are in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, comprising normal recurring accruals necessary for a fair presentation of the results of the Company's operations, are included.

         Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted account principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1998 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the periods ended March 31, 1999 are not necessarily indicative of operating results for the full year.

2. ACQUISITIONS

         On October 1, 1998, the Company acquired all of the issued and outstanding stock (the "Stock") of Health Watch, Inc., a Florida Corporation ("Health Watch"), pursuant to a Stock Purchase Agreement dated as of September 16, 1998 (the "Stock Purchase Agreement"), by and among the Company and Jeffrey Queen, Andrew Queen, and the Jeffrey Queen and Andrew Queen Irrevocable Trust U/A January 2, 1998 (the "Sellers"). Health Watch is in the business of marketing and monitoring personal response systems ("PRS"), which are designed to summon help in a medical emergency when activated by the subscriber. In consideration of the acquisition of approximately 10,000 subscriber accounts, the Company paid an aggregate of $12,981,733 (including acquisition costs incurred of $253,354), consisting of $9,303,354 in cash and 901,077 shares (the "Payment Shares") of the Company's common stock valued at $3,678,379, of which 60,240 shares will be held in escrow for a period equal to the lesser of (i) the completion of a certified audit of the financial statements of Health Watch by the Company's independent auditors or (ii) 120 days after the date of the Stock Purchase Agreement. The purchase price was allocated based on the fair market value of the assets acquired and liabilities assumed and may be adjusted based on the results of the audit of the financial statements of Health Watch. Although the audit has been completed, the shares held in escrow have not yet been released to the seller. The Company has agreed to guarantee the proceeds to be received by the Sellers in connection with the sale of the Payment Shares (See Note 7).

         In addition, the Sellers may be entitled to receive up to an aggregate of $3,750,000 upon the achievement of certain milestones relating to additional monthly recurring revenue achieved by Health Watch during the 30 month period following the closing. Also, in connection with the Health Watch acquisition, the Company entered into employment agreements with each of Jeffrey Queen and Andrew Queen. The employment agreements have a term of three years commencing on October 1, 1998 and are terminable by the Company under certain circumstances. In addition, so long as either Jeffrey Queen or Andrew Queen is employed by the Company or any of its affiliates, they are entitled to a single seat, at their request, on the Board of Directors of the Company. As of March 31, 1999 they have not requested such appointment to the Board of Directors.

                    RESPONSE USA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. ACQUISITIONS (CONTINUED)

         The following unaudited pro forma combined operating information for the nine and three months ended March 31, 1999 and 1998, gives effect for the Company's acquisition of Health Watch, and the net proceeds borrowed pursuant to a financing agreement between the Company's wholly owned subsidiary, Response Acquisition Corp., and McGinn, Smith Capital Holdings Corp. (the "MSCH Financing Agreement"), which were used for the acquisition of Health Watch, as if such events had been completed at July 1, 1997. The pro forma information is based on the historical financial statements of the Company and Health Watch, giving effect to the transactions under the purchase method of accounting.

         The unaudited pro forma combined operating information may not be indicative of the results that actually would have occurred if the acquisition had occurred on July 1, 1997.


                                   NINE MONTHS ENDED              THREE MONTHS ENDED
                              -------------------------        -------------------------
                                  1999           1998             1999            1998
                              -----------    -----------       ----------      ----------
Operating revenues            $20,984,446    $12,727,647       $7,147,432      $5,272,846
Loss before
   extraordinary item          (8,064,207)    (5,857,780)      (2,869,641)     (2,609,569)
Net loss                      (10,632,013)    (5,857,780)      (2,869,641)     (2,609,569)
Net loss applicable to
   common shareholders        (10,632,013)    (9,307,585)      (2,869,641)     (4,283,177)
Net loss per common
   share applicable to
   common shareholders             ($1.40)        ($2.50)          ($0.37)         $(0.85)
Weighted average
   number of shares
   outstanding                  7,531,225      3,727,212        7,510,503       5,056,239


         During the nine months ended March 31, 1999, the Company acquired additional monitoring contracts for an aggregate purchase price of $7,050,075. As consideration, the Company paid $5,411,260 in cash (including acquisition and assimilation costs of $391,280), incurred notes payable of $650,000 payable over five years, issued 121,910 shares of the Company's common stock valued at $729,027, increased purchase holdbacks in the amount of $189,788, and accrued transition costs of $70,000. As part of one such acquisition, the Company issued 163,043 shares of its common stock valued at $975,000, to be held in escrow to guarantee a note payable of $500,000, (the" Acquisition Note"), and a purchase holdback of $100,000. The Acquisition Note agreement required 146,321 shares, valued at 175% of the original note amount, to be placed in escrow. The agreement also requires the Company to place additional shares into escrow if the value of the escrow shares falls to below 150% of the Acquisition Note balance. The Company has recorded the shares issued in connection with guarantee of the Acquisition Note at the original Acquisition Note balance,$500,000, and recorded a corresponding amount to Collateral Shares in Escrow in Stockholder's Equity. The shares in escrow related to the remaining 75% of the Acquisition
Note value and the purchase holdback were recorded at par value. The purchase price was allocated based on the fair market value of the assets acquired and liabilities assumed. The pro forma effects of these acquisitions are not considered material.

                    RESPONSE USA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. LONG-TERM NOTES PAYABLE

   RECEIVABLE FINANCING AGREEMENT

   Principal payments payable as follows: $261,846 -fiscal year 1999,
   $1,301,101 - fiscal year 2000, $4,017,191 - fiscal year 2001,
   $6,117,324 fiscal year 2002, $7,997,733 - fiscal year 2003, and
   $27,737,519 fiscal year 2004; plus interest at 7.25% - 8% on the
   outstanding loan balance; collateralized by related monitoring contracts    $47,432,714


   EQUIPMENT FINANCING

   Payable in monthly installments aggregating $43,308 including interest at rates ranging from 2.94% to 11.83%; final payments due
   April, 1999 through January, 2004; collateralized by related
   equipment                                                                     1,153,679


   REORGANIZATION DEBT

   As part of the 1990 plan of reorganization of a 1987 bankruptcy, the
   U.S. Bankruptcy Court approved a 30.5% settlement on the total
   unsecured claims submitted; final payments are due March 1, 2000.                81,842


   OTHER

   Note payable in monthly installments of $10,258 including interest
   at 8.5%; final payment due July, 2003                                           443,685

   Note payable in monthly installments of $2,086 including  interest
   at 10.0%; final payment due February, 2002                                      64,914

   Notes payable in monthly installments aggregating $6,750 including
   interest at 8.0%; final payment due January, 2001                               138,462

   Notes payable in monthly installments of $9,046 including interest
   at 8%; final payments due March, 2000                                            95,632
                                                                               -----------
                                                                                49,410,928
   Less Current Portion                                                          1,900,042
                                                                               -----------
                                                                               $47,510,886
                                                                               -----------
                                                                               -----------

                    RESPONSE USA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. LONG-TERM NOTES PAYABLE (CONTINUED)

         On July 30, 1998, the Company completed a restructuring of its long-term indebtedness with McGinn, Smith Capital Holdings Corp ("MSCH"). In connection with the refinancing, the Company incurred a charge for loss on debt extinguishment of $2,567,806 during the quarter ended September 30, 1998. As part of such restructuring, United Security Systems, Inc. ("USS") a subsidiary of the Company, sold certain of its alarm monitoring contracts (the "Purchased Contracts") to its newly created, wholly-owned subsidiary, Response Acquisition Corp. ("RAC"), for aggregate consideration of $26,000,000 pursuant to a Purchase Agreement dated July 30, 1998 (the "Purchase Agreement"), between USS and RAC. Also on July 30, 1998, in a related transaction, RAC entered into a Receivable Financing Agreement dated July 30, 1998 (the "Financing Agreement"), among RAC, USS and MSCH. Pursuant to the terms of the Financing Agreement, RAC received initial financing from MSCH in the amount of $26,000,000 (the "Initial Loan") and granted MSCH a first priority perfected security interest in the receivables derived from the Purchased Contracts (the "Receivables"). The Initial Loan has a term of five years and bears interest at a rate of 8% per annum. Subsequent to the Initial Loan, RAC received additional financing (the "Additional Financing") from MSCH in the amount of $21,646,178 and granted MSCH a first priority perfected security interest in the receivables derived from the Purchased Contracts. The Additional Financing also has a term of five years and bears interest at rates of 7.25% - 7.33% per annum. Principal payments on the Financing Agreement are due as follows: years ending June 30, 1999 - $475,310; 2000 - $1,301,101; 2001 - $4,017,191; 2002 - $6,117,324; 2003 - $7,997,733 and
2004 - $27,737,519 . The Receivables are paid directly into a lockbox administered by USS as Collection Agent under the Financing Agreement. Under the terms of the Financing Agreement, all funds derived from the Receivables will be paid to the lockbox account and MSCH will be paid its monthly payment of principal and interest under the Loan out of such lockbox account prior to any payments to the Company. Under the Financing Agreement, RAC has a total credit facility of $70,000,000, of which $47,646,178 is outstanding, and $22,353,822 remains available for future borrowing. RAC may borrow additional funds from time to time pursuant to the Financing Agreement by pledging additional Purchased Contracts, which it may purchase from USS pursuant to the Purchase Agreement to MSCH. A portion of the proceeds from the Financing Agreement was used to satisfy existing indebtedness of the Company and the remaining amount has been and will be used for acquisitions and general working capital.

         In connection with the Financing Agreement, the Company recorded debt issuance costs of $7,229,827, of which $6,449,827 was paid in cash at the closing and $780,000 was paid in 119,632 shares of Common Stock (the "Fee Shares"). The debt issuance costs will be amortized over the life of the loan using the effective interest method. The Company has agreed that in the event the proceeds to be derived by MSCH from the sale of the Fee Shares is less than $780,000, the Company is obligated to, at its option, pay cash or issue additional shares equal to the amount of the shortfall, if any (See Note 7).

         The Financing Agreement contains certain provisions that significantly restrict RAC's ability to make any loans, advances, or other distributions to any other entity. The borrowings under the Financing Agreement are secured by the capitalized monitoring contracts held by RAC. At March 31, 1999 the net book value of such monitoring contracts was $44,966,120.

                    RESPONSE USA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Stock Options and Warrants

The following is a summary of stock option activity:


                                                         NUMBER          OPTION PRICE      WEIGHTED AVERAGE
                                                       OF SHARES       PER SHARE(RANGE)     EXERCISE PRICE
                                                       ---------       ----------------    ----------------
      Options outstanding at June 30, 1998             1,159,681        $.030 - $13.350         $3.691
         Options granted                                 163,875       $2.063 -  $4.063         $3.207
         Options exercised                              (422,800)                 $.030           .030
         Options canceled or expired                    (211,666)       $.300 -  $7.875         $4.647
                                                       ---------       ----------------    ----------------

      Options outstanding at March 31, 1999              689,090        $.300 - $13.350         $5.529
                                                       ---------       ----------------    ----------------
                                                       ---------       ----------------    ----------------
      Options exercisable at March 31, 1999              559,090        $.300 - $13.350         $5.412
                                                       ---------       ----------------    ----------------
                                                       ---------       ----------------    ----------------


The following is a summary of warrant activity:
                                                         NUMBER          WARRANT PRICE     WEIGHTED AVERAGE
                                                       OF SHARES       PER SHARE(RANGE)     EXERCISE PRICE
                                                       ---------       ----------------    ----------------
      Warrants outstanding at June 30, 1998            2,008,760        $6.00 - $24.000        $10.563
         Warrants canceled or expired                   (912,610        $7.50 - $16.875         $8.743
                                                       ---------       ----------------    ----------------
      Warrants outstanding at March 31, 1999           1,096,150        $6.00 - $24.000        $12.078
                                                       ---------       ----------------    ----------------
                                                       ---------       ----------------    ----------------

5. NET LOSS PER COMMON SHARE

         In February 1997, the FASB issued SFAS No. 128, "Earnings per Share", which was adopted by the Company effective for the year ended June 30, 1998, as required by this statement. For the nine months ended March 31, 1999 and 1998, the potential common shares have an antidilutive effect on the net loss per common share, and have, therefore, been excluded.

6. NONRECURRING CHARGES

         During the nine months ended March 31, 1999, the Company recorded nonrecurring charges totaling $1,114,731. The majority of these charges were in connection with management's plan to reduce costs and improve operating efficiencies for the monitoring and servicing of its existing customer base as well as to integrate the sales and marketing of PRS with the addition of Health Watch. The plan involves the transfer of its subscriber base to its own central station and the consolidation of its support infrastructure. At March 31, 1999, the Company has recorded an accrual in the amount of $28,611. All other costs have been expensed when incurred.

         As of March 31, 1999, nonrecurring charges consisted of the following:

                  Hiring and training costs                     $  448,366
                  Temporary help                                   219,132
                  Employee severance and related costs             173,458
                  Abandoned fixed assets & inventory                41,474
                  Abandoned leases                                  13,068
                  Travel                                           113,212
                  Telephone                                         38,220
                  Consulting                                        16,998
                  Other                                             50,803
                                                                ----------
                                                                $1,114,731
                                                                ----------
                                                                ----------

                    RESPONSE USA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. COMMITMENTS AND CONTINGENCIES

         EMPLOYMENT AGREEMENTS

         The Company had employment contracts with two former key employees of USS, a subsidiary of the Company, for terms expiring March, 1999. The contracts provided for initial base salaries aggregating $240,000 which were subject to incremental increases as determined by the Board of Directors. Additional compensation was due provided the following conditions were realized: (i) if the Company increased its net alarm system subscriber accounts by at least 10,000 accounts before March, 1999, the Company would pay each employee $1.0 million less the gross proceeds from the sale or exercise of their options; (ii) if the Company increased its net alarm system subscriber accounts by at least 15,000 accounts before March, 1999, the Company would pay each employee $1.5 million less the gross proceeds from the sale or exercise of their options; (iii) any increases in net alarm systems between 10,000 and 15,000 accounts would entitle certain employees to a prorated amount between $1.0 million and $1.5 million as determined in provisions (i) and (ii) above. The increase in net alarm systems exceeded 15,000 accounts prior to March, 1999. The total liability of $3,000,000 was paid in March, 1999 and their options were terminated. On March 31, 1998, the Company elected to terminate the two employees, without cause, effective June 28, 1998. In connection with such termination, the Company made certain payments during the quarter ended September 30, 1998, totaling $178,692, which were accrued for at June 30, 1998.

         CONTINGENCIES

         As part of certain acquisitions and the MSCH Financing Agreement, the Company has guaranteed the value of its common stock at various prices ranging from $4.15 to $6.75 for periods expiring at various dates through October 2003. As of March 31, 1999, the Company's contingent liabilities under these agreements aggregated $5,458,606, which may be settled in cash or by the issuance of common stock. Based on a March 31, 1999 market price of $2.03, the Company would be required to issue approximately 2,689,000 shares of its common stock to satisfy this contingent liability.

8. NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which was adopted by the Company effective July 1, 1998, as required by the statement. The total comprehensive loss for the nine months ended March 31, 1999 and 1998 was $10,165,877 and $4,371,976, respectively. The adjustment to arrive at the total comprehensive loss for each period consists of unrealized losses on available for sale securities.

         In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which was adopted by the Company effective for the year beginning July 1, 1998, as required by the statement. This statement does not require adoption in interim financial statements in the initial year of adoption.

         In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities, is effective for all interim and annual periods beginning after June 15, 1999. The Company will adopt SFAS No. 133 for the year beginning July 1, 1999. The Company has not yet determined the impact that SFAS No. 133 will have on the Company's financial position or results of operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto.

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

GENERAL OVERVIEW

             The Company is a fully-integrated security systems provider engaged in the monitoring, sale, installation, and maintenance of residential and commercial security systems and personal response systems ("PRS"). The Company is a regional provider of security alarm monitoring services for residential and small business subscribers operating in the states of New York, New Jersey, Pennsylvania, Delaware, Maryland, and Connecticut. The Company provides security patrol services in the northeast region of Pennsylvania as a supplement to its alarm monitoring services. The Company is also a nationwide provider of PRS products, which enable individual users, such as elderly or disabled persons, to transmit a distress signal using a portable transmitter.

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

RESULTS OF OPERATIONS

              A majority of the Company's revenues are derived from monthly recurring payments for the monitoring, rental and servicing of both electronic security systems and PRS, pursuant to contracts with initial terms of up to five years. Service revenues are derived from payments under extended warranty contracts and for service calls performed on a time and material basis. The remainder of the Company's revenues are generated from the sale and installation of security systems and PRS, and since the acquisition of Triple A Patrol in February 1998, security patrol income. Monitoring and service revenues are recognized as the service is provided. Sale and installation revenues are recognized when the required work is completed. All direct installation costs, which include materials, labor and installation overhead, and selling and marketing costs are expensed in the period incurred. Security patrol revenues are recognized as the service is provided. Alarm monitoring and rental services generate significantly higher gross margins than do the other services provided by the Company.

             During the nine months ended March 31, 1999, the Company has added approximately $575,000 of monthly recurring revenue ("MRR") primarily through acquisitions. The Company has realized a growth rate of approximately 26% or 16,000 subscribers during the past twelve months from 62,000 subscribers at March 31, 1998 to approximately 78,000 current subscribers. The Company's MRR increased by approximately $590,000 or 44% from $1,350,000 at March 31, 1998 to $1,940,000 at March 31, 1999. The increases in MRR for the past twelve months, by segment are as follows: (1) the PRS segment increased by $494,000, or 155% from $318,000 to $812,000; (2) the electronic security services segment increased by

$32,000, or 4% from $845,000 to $877,000; and (3) the security patrol segment, increased by $65,000, or 35% from $186,000 to $251,000.

               Operating revenues increased by $9,136,952 or 83% and $2,589,590 or 57% for the nine months and three months ended March 31, 1999 as compared to the same periods ended March 31, 1998. Product sales accounted for an increase of $1,340,585 or 59% and an increase of $180,045 or 20% for the nine months and three months ended March 31, 1999, as compared to the same period ended March 31, 1998. Monitoring and service revenues increased by $5,973,795 or 70% and $1,997,403 or 60% for the nine and three months ended March 31, 1999 as compared to the nine and three months ended March 31, 1998. The Company, through its acquisition of Jupiter, has expanded its operating revenue base to include security patrol revenue, which totaled $2,123,774 and $713,344 for the nine and three months ended March 31, 1999. The acquisitions of Triple A, Jupiter, and OEC, during February 1998, Health Watch, during October 1998, and In Home Health in January, 1999, accounted for increases in operating revenues as follows: (i) product sales - $2,035,698 and $361,226; (ii) monitoring and service revenues - $5,707,151 and $1,976,571; and (iii) security patrol revenues - $1,822,572 and $412,141; for an aggregate totaling $9,565,421 and $2,749,938 for the nine months and three months ended March 31, 1999 as compared to same periods ended March 31, 1998. The increase in product sales due to the above acquisitions was offset by a decrease in revenues from the sale of PRS to private label wholesalers and home healthcare agencies totaling approximately $460,000 and $35,000, and a decrease in residential and commercial product sales of electronic security devices of approximately $235,000 and $147,000 for the same periods.

             Gross Profit for the nine months ended March 31, 1999 was $11,189,951 which represents an increase of $4,231,467 or 61%, as compared to the $6,958,484 of gross profit recognized for the nine months ended March 31, 1998. The Gross Profit Margin ("GPM"), as a percentage of sales, for the nine and three months ended March 31, 1999 was 55% and 58% as compared to 63% and 59% for the same periods ending March 31, 1998. The decrease in GPM from the nine months ended March 31, 1998 to the nine months ended March 31, 1999 was due to the decrease in the GPM percentage in product sales from 36% to 16%. This decrease is primarily due to the significant increase in the sales of electronic security systems as a percentage of total product sales, as opposed to the sales of PRS to home health care agencies. Sales to home health care agencies result in significantly higher gross profit margins than other product sales. The GPM on monitoring and service revenues remained relatively constant, 70% for the nine months ended March 31,1999 and 71% for the nine months ended March 31, 1998. The GPM on security patrol revenue also remained relatively constant at 23% for the nine months ended March 31, 1999 and 21% for the nine months ended March 31, 1998.

             Selling, general and administrative expenses increased by $3,559,326 or 66% and $1,349,759 or 65% for the nine and three months ended March 31, 1999 as compared to the same periods ended March 31, 1998. The increase for the nine months ended March 31, 1999 over the nine months ended March 31, 1998 primarily consisted of (i) additional payroll and related costs of approximately $2,160,000 and (ii) other overhead expenses totaling approximately $1,950,000 in connection with the acquisitions of Triple A, Triple A Patrol, OEC, Health Watch, and In Home Health. Selling, general and administrative expenses, as a percentage of total operating revenues were 44% and 48% for the nine and three months ended March 31, 1999 and 49% and 46% for the same periods ended March 31, 1998. The reduction in selling, general and administrative expenses for the nine months ended March 31, 1999 as compared to the nine months ended March 31, 1998 is attributable to efficiencies realized in the Company's corporate offices from assimilation of newly acquired customers into its customer base and support of the larger subscriber base. The Company anticipates that its current level of selling, general and administrative expenses, as a percentage of sales, will decrease as a result of the Company's continuing strategy to consolidate the support infrastructure and fully integrate the operations of the newly acquired companies.

                  The Company recorded a deferred compensation expense of $437,500 for the nine months ended March 31, 1999 and a deferred compensation expense of $537,541 and $732,541 for the nine and three months ended March 31, 1998, in connection with two employment contracts with former officers of USS (see Note 7 of Notes to Condensed Consolidated Financial Statements of the Company).

                  Amortization and depreciation expenses increased by $2,539,756 or 89% and $494,126 or 32% for the nine and three months ended March 31, 1999 as compared to the nine and three months ended March 31, 1998. The increase in amortization and depreciation expense is the result of the Company's acquisitions over the past twelve months of monitoring contracts totaling approximately $18.8 million and property and equipment totaling approximately $5.4 million.

                   During the nine and three months ended March 31, 1999, the Company incurred nonrecurring charges totaling $1,114,731 and $389,988, respectively. These charges were in connection with management's plan to reduce costs and improve operating efficiencies for the monitoring and servicing of its existing customer base as well as to integrate the sales and marketing of PRS with the addition of Health Watch. The plan involves the transfer of its subscriber base to its own Monitoring Station and the consolidation of the support infrastructure. During the nine months ended March 31, 1999, nonrecurring charges, consisted of the following: (i) hiring and training costs of $448,366, (ii) temporary help of $219,132, (iii) employee severance and related costs of $173,458, (iv) loss on abandonment of fixed assets and inventory of $41,474, (v) abandonment of leases of $13,068, (vi) travel expenses of $113,212, (vii) telephone expenses of $38,220, (viii) consulting expenses of $16,998, and (vii) other restructuring and integration costs of $50,803 (see
Note 6 of Notes to Condensed Consolidated Financial Statements of the Company).

             Interest expense increased by $715,817, or 34%, and $715,065, or 167%, from $2,119,026 and $427,897 for the nine and three months ended March 31, 1998 to $2,834,843 and $1,142,962 for the nine and three months ended March 31, 1999. The increase in interest expense is due to additional borrowings used for acquisitions of monitoring contracts and property and equipment. Such additional borrowings were also used to fund the nonrecurring charges incurred to move the Company's subscriber base to its own central station and to integrate the sales and marketing of PRS (see Note 6 of Notes to Condensed Consolidated Financial Statements of the Company).

             On March 4, 1997, the Company entered into a joint venture agreement with BKR, Inc. to acquire a 50% interest in HealthLink Ltd ("HealthLink"). The joint venture loss of $355,996 and $108,985 represents the Company's share of HealthLink's losses for the nine and three months ended March 31, 1998. In the fourth quarter of Fiscal 1998, the Company wrote off its investment in the joint venture. The Company considered the continued operating losses of the joint venture, the inability to find a media partner and the projected future cash flows from the joint venture to be its primary indicators of an impairment loss. On February 9, 1999, the Company acquired all of the existing monitoring contracts of HealthLink for $125,000 and paid $250,000 to satisfy a stock guarantee. Such amount was recorded as a reduction to the Additional Paid in Capital previously recorded in connection with the Company's initial investment in HealthLink.

          The net loss for the nine and three months ended March 31, 1999 was $10,152,752 or ($1.41) per share and $2,869,641 or ($0.37) per share. The net loss for the nine months ended March 31, 1999 is primarily attributable to non-cash charges totaling $10,062,783, consisting of (i) depreciation and amortization of $5,400,259, (ii) amortization of deferred financing costs of $2,094,718 and, (iii) loss on debt extinguishment of $2,567,806. The net loss applicable to common shareholders (net loss adjusted for dividends and accretion on Preferred Stock) for the nine and three months ended March 31, 1999 was $10,152,752 or ($1.41) per share and $2,869,641 or ($0.37) per share based on
7,212,230 and 7,768,587 weighted average shares outstanding as compared to $7,765,531 or ($2.75) per share and $3,855,050 or ($0.93) per share based on
2,826,135 and 4,155,163 for the nine and three months ended March 31, 1998.

             Earnings before interest, taxes, depreciation and amortization ("EBITDA"), excluding charges for: (i) compensation expense - employment agreements; (ii) nonrecurring charges; (iii) loss on debt extinguishment; and
(iv) joint venture loss, was $2,229,481 and $721,288 for the nine and three months ended March 31, 1999 as compared to $1,557,340 and $624,740 for the nine and three months ended March 31, 1998; an improvement of $672,141 or 43% and $93,842 or 15% for the same periods. The significant improvement in the Company's EBITDA is the result of the Company's ability to assimilate newly acquired monitoring contracts into the existing customer base without incurring substantial increases in overhead expenses.

           Adjusted EBITDA is derived by adding Internal Sales and Marketing Program costs, net of installation revenues, to EBITDA. This calculation provides a basis for comparison of the Company's results to those of other alarm security companies that only grow through the acquisition of subscriber accounts. Adjusted EBITDA does not represent cash flows from operations as defined by generally accepted accounting principles and should not be construed as an alternative to net income. Adjusted EBITDA for the nine and three months ended March 31, 1999 was $3,213,536 and $1,096,631, respectively.

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

ELECTRONIC SECURITY SUBSCRIBER ATTRITION

                  Subscriber attrition has a direct impact on the Company's results of operations, since it affects both the Company's revenues and its amortization expense. Attrition can be measured in terms of canceled subscriber accounts and in terms of decreased MRR resulting from canceled subscriber accounts. The Company experiences attrition of subscriber accounts as a result of several factors, including relocation of subscribers, adverse financial and economic conditions and competition from other alarm service companies. In addition, the Company may lose certain subscriber accounts, particularly subscriber accounts acquired as part of an acquisition, if the Company does not service those subscriber accounts successfully or does not assimilate such accounts into the Company's operations. Subscriber attrition is defined by the Company for a particular period as a quotient, the numerator of which is equal to the number of subscribers who disconnect during such period, net of the number of subscribers during such period (i) resulting from new installations,
(ii) resulting from reconnections from premises previously occupied by subscribers of the Company or of prior subscribers of the Company, (iii) resulting from conversions, and (iv) associated with cancelled accounts with respect to which the Company obtained an account guarantee, and the denominator of which is the average of the number of subscribers at each month end during such period. MRR attrition is defined by the Company for a particular period as a quotient, the numerator of which is an amount equal to gross MRR lost as the result of canceled subscriber accounts during such period, net of MRR during such period (i) resulting from new installations, (ii) resulting from upgrades of current alarm systems, (iii) generated by increases in rates to existing subscribers, (iv) resulting from the reconnection of premises previously occupied by subscribers of the Company or of prior subscribers of the Company,
(v) resulting from conversions and (vi) associated with cancelled accounts with respect to which the Company obtained an account guarantee and the denominator of which is the average month-end MRR in effect during such period. Although the Company believes that its formulas of subscriber attrition and MRR attrition are similar to those used by other security alarm companies, there can be no assurance that subscriber attrition and MRR attrition, as presented by the Company, are comparable to other similarly titled measures of other alarm monitoring companies. During the third quarter of Fiscal 1999, the Company experienced annualized subscriber attrition of approximately 7% and annualized MRR attrition of approximately 7%.

LIQUIDITY AND CAPITAL RESOURCES

             On July 30, 1998, the Company completed a restructuring of its long-term indebtedness with McGinn, Smith Capital Holdings Corp ("MSCH"). In connection with the refinancing, the Company incurred a charge for loss on debt extinguishment of $2,567,806 during the quarter ended September 30, 1998. As part of such restructuring, USS sold certain of its alarm monitoring contracts (the "Purchased Contracts") to its newly created, wholly-owned subsidiary, Response Acquisition Corp. ("RAC"), for aggregate consideration of $26,000,000 pursuant to a Purchase Agreement dated July 30, 1998 (the "Purchase Agreement"), between USS and RAC. Also on July 30, 1998, in a related transaction, RAC entered into a Receivable Financing Agreement dated July 30, 1998 (the "Financing Agreement"), among RAC, USS and MSCH. Pursuant to the terms of the Financing Agreement, RAC received initial financing from MSCH in the amount of $26,000,000 (the "Initial Loan") and granted MSCH a first priority perfected security interest in the receivables derived from the Purchased Contracts (the "Receivables"). The Initial Loan has a term of five years and bears interest at a rate of 8% per annum. Subsequent to the Initial Loan, RAC received additional financing (the "Additional Financing") from MSCH in the amount of $21,646,178 and granted MSCH a first priority perfected security interest in the receivables derived from the Purchased Contracts. The Additional Financing also has a term of five years and bears interest at rates of 7.25% - 7.33% per annum. Principal payments on the Financing Agreement are due as follows: years ending June 30, 1999 - $475,310; 2000 - $1,301,101; 2001 - $4,017,191; 2002 - $6,117,324; 2003 -
$7,997,733 and 2004 - $27,737,519 . The Receivables are paid directly into a lockbox administered by USS as Collection Agent under the Financing Agreement. Under the terms of the Financing Agreement, all funds derived from the Receivables will be paid to the lockbox account and MSCH will be paid its monthly payment of principal and interest under the Loan out of such lockbox account prior to any payments to the Company. Under the Financing Agreement, RAC has a total credit facility of $70,000,000, of which $47,646,178 is outstanding, and $22,353,822 remains available for future borrowing. RAC may borrow additional funds from time to time pursuant to the Financing Agreement by pledging additional Purchased Contracts, which it may purchase from USS pursuant to the Purchase Agreement to MSCH. A portion of the proceeds from the Financing Agreement was used to satisfy existing indebtedness of the Company and the remaining amount has been and will be used for acquisitions and general working capital.

         In connection with the Financing Agreement, the Company recorded debt issuance costs of $7,229,827, of which $6,449,827 was paid in cash at the closing and $780,000 was paid in 119,632 shares of Common Stock (the "Fee Shares"). The debt issuance costs will be amortized over the life of the loan using the effective interest method. The Company has agreed that in the event the proceeds to be derived by MSCH from the sale of the Fee Shares is less than $780,000, the Company is obligated to, at its option, pay cash or issue additional shares equal to the amount of the shortfall, if any (See Note 7).

         The Financing Agreement contains certain provisions that significantly restrict RAC's ability to make any loans, advances, or other distributions to any other entity. The borrowings under the Financing Agreement are secured by the capitalized monitoring contracts held by RAC. At March 31, 1999 the net book value of such monitoring contracts was $44,966,120.

             The Company's working capital improved by $1,502,898 from a working capital deficiency of $1,508,402 at June 30, 1998 to a working capital deficiency of $5,504 at March 31, 1999. The Company believes its cash flows from operations will be sufficient to fund the Company's principal and interest payments on its debt and capital expenditures, which are the Company's principal uses of cash other than the acquisitions of portfolios of subscriber accounts, during the next twelve months.

             Net cash used in operating activities for the nine months ended March 31, 1999 was $5,844,405. In March, 1999 the Company paid its deferred compensation expense liability of $3,000,000 to two former key employees of USS (see Note 7 to the Condensed Consolidated Financial Statements). A net loss of $10,152,752 including non-cash transactions totaling $8,708,190 along with the payment of the deferred compensation expense liability, resulted in net cash used in operating activities in the amount of $5,844,405. The non-cash transactions are as follows: (i) depreciation and amortization of $5,400,259;
(ii) amortization of deferred financing costs of $740,125; and (iii) loss on debt extinguishment of $2,567,806.

             Net cash used in investing activities for the nine months ended March 31, 1999 was $16,928,049. Purchases of monitoring contracts (including purchase holdback payments) accounted for $12,949,080 of the cash used in investing activities. Other investing activities included the purchase of property and equipment of $3,748,814 (including equipment used for rentals in the amount of $2,096,409, which is primarily attributable to the purchase of Health Watch), and a stock guarantee of $250,000 in connection with a previous joint venture investment.

             Net cash provided by financing activities was $24,628,399 for the nine months ended March 31, 1999. Net proceeds received of $43,426,838 included $1,575,000 from a line of credit, $41,351,838 from a receivables financing agreement, and $500,000 from equipment financing notes payable. The proceeds were primarily used to satisfy the Company's existing indebtedness at July 30, 1998 of $17,985,000, the acquisition of monitoring contracts and related assets and working capital. The Company's cash increased $1,855,945 for the nine months, which will be used for working capital.

             Response Ability Systems, a subsidiary of the Company, filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in October 1987. Systems' Plan of Reorganization became effective in February 1990; as of March 31, 1999 deferred payment obligations to such pre-reorganization creditors totaled $81,842, which is payable in March of the year 2000.

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

                          Based on an inventory conducted during Fiscal 1998,
the Company has identified computer systems that will require modification or replacement so that they will properly utilize dates beyond December 31, 1999. Some of the Company's critical systems are new and are already Year 2000 compliant, such as the central station monitoring hardware and software used at our Pennsylvania monitoring station and the Company's current accounts receivable and billing software. The Company plans to install an upgraded general ledger and accounts payable program, which the manufacturer warrants is Year 2000 compliant, by the end of Fiscal 1999. The Company has not incurred significant costs in regard to Year 2000 compliance thus far and the Company does not expect to incur significant costs in its future compliance efforts. In addition the Company has started communicating with its significant suppliers, customers, and financial institutions, to determine their plans for remediating the Year 2000 Issue in their software which the Company relies on. The Company is attempting to limit the potential impact of the Year 2000 by monitoring the progress of its own Year 2000 project and those of its critical external relationships. Should the Company be notified of any significant issues through their responses to its inquiries of key third parties, it intends to develop and implement contingency plans to minimize the impact on its operations. The Company believes that with modifications to its existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed within an adequate time frame, the Year 2000 Issue could have a material adverse impact on the operations of the Company.

                      RESPONSE USA, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings--None

     ITEM 2. Changes in Securities--

          During the quarter ended March 31, 1999, the Company issued 15,166 shares of its common stock, in connection with acquisitions.

          During the quarter ended March 31, 1999, the Company issued 422,800 shares of its common stock, in connection with the exercise of stock options.

          On February 11, 1999, and effective March 30, 1999, the Board of Directors granted each of the two non-employee directors a non-qualified stock option to purchase 35,000 shares of Common Stock at an exercise price of $2.063.

     ITEM 3. Defaults Upon Senior Securities--None

     ITEM 4. Submission of Matters to a Vote of Security Holders--

          An Annual Meeting of the Stockholders was held on March 30, 1999. The Stockholders of the Company voted on the following: (i) to elect five members to the Board of Directors of the Company; (ii) to adopt the Company's 1999 Stock Option Plan, and (iii) to ratify the selection by the Company of Deloitte & Touche LLP, independent public accountants, to audit the financial statements of the Company for the year ended June 30, 1998.



                                            FOR      AGAINST   ABSTAIN
                                         ---------   -------   -------
Election to the Board of Directors--
     Richard M. Brooks                   7,343,282   351,919         0
     Ronald A. Feldman                   7,343,282   353,919         0
     Robert L. May                       7,343,282   353,919         0
     A. Clinton Allen                    7,343,282   354,102         0
     Stuart R. Chalfin                   7,343,282   352,102         0

Adopt the Company's 1999 Stock
  Option Plan                            3,951,486   320,021   299,717

Ratify Deloitte & Touche LLP
  to audit the financial statements      7,405,854    37,373   255,227



     ITEM 5. Other Information--None

     ITEM 6. Exhibits and Reports on Form 8-K
             (a) Exhibits--
                 (11) Computation of Loss per Common Share
                 (27) Financial Data Schedule
             (b) Report on Form 8-K--None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESPONSE USA, INC.                                                MAY 17, 1999
-----------------                                                 ------------
  Registrant



By: /s/ Richard M. Brooks
    ---------------------
    Richard M. Brooks
    President, Chief Executive and Financial Officer
    Principal Financial Officer
    Principal Accounting Officer


By: /s/ Ronald A. Feldman
    ---------------------
    Ronald A. Feldman
    Vice President, Secretary
    Treasurer