Form 10KSB
period 1999-06-30
RESPONSE USA INC
filed 1999-10-13
CIK 889087

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED JUNE 30, 1999

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM TO

                         Commission File Number 0-20770
                            ------------------------

                               RESPONSE USA, INC.

                 (Name of small business issuer in its charter)

                   DELAWARE                                        22-3088639
 (State or other jurisdiction of incorporation        (I.R.S. Employer Identification No.)
               or organization)

    3 EXECUTIVE CAMPUS, 2(ND) FLOOR SOUTH,
            CHERRY HILL, NEW JERSEY                                   08002
   (Address of principal executive offices)                        (Zip Code)

         Issuer's telephone number, including area code: (856) 661-0700

                            ------------------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:

               TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------------------------------------  -------------------------------------------------
                      None                                          Not Applicable

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                    COMMON STOCK, $.008 PAR VALUE PER SHARE.

                                (Title of Class)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90
days.  Yes /X/   No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

    The issuer's gross revenues for the most recent fiscal year were $27,429,653.

    The aggregate market value of the voting common equity held by non-affiliates (based upon the closing bid price) on October 11, 1999, was approximately $8,272,199.

    As of October 12, 1999, there were 7,147,731 shares of Common Stock, $.008 par value per share (the "Common Stock"), outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement to be furnished to stockholders in connection with the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such Proxy Statement is expected to be filed with the Commission on or prior to October 28, 1999 (120 days after the end of the issuer's fiscal year).

    Certain exhibits listed in Item 13 of Part IV have been incorporated by reference.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               RESPONSE USA, INC.
                           FORM 10-KSB ANNUAL REPORT
                                     PART I

ITEM 1. BUSINESS

GENERAL

    As more fully described under "Recent Developments" below, on August 11, 1999, Response USA, Inc. ("Response") entered into a Stock Purchase Agreement pursuant to which the stock of two of its wholly-owned subsidiaries, United Security Systems, Inc. ("USS") and The Jupiter Group, Inc. d/b/a Triple A Patrol ("Triple A Patrol") was sold to Vector Security, Inc. The closing of such transaction (the "Sale Transaction") took place on September 30, 1999. Prior to the closing of the Sale Transaction, Response was engaged in the residential and commercial security business through USS and the patrol services business through Triple A Patrol. Following September 30, 1999, Response was no longer engaged in such businesses. Information regarding such businesses is included in this Annual Report because the financial statements included herein include financial information from such businesses.

    As used herein, the term "Company" means, unless the context requires otherwise, the Company and the following wholly-owned subsidiaries: Emergency Response Systems, Inc., Response Ability Systems, Inc., Organization for Enhanced Capability, Inc. ("OEC"), Health Watch, Inc. ("Health Watch"), In-Home Health, Inc. ("In-Home Health"), Response Security Services, LLC ("RSS"), Response Security Monitoring, LLC ("RSM"), HealthLink, Ltd. ("HealthLink"), an entity in which the Company has a 50% equity interest and prior to the Sale Transaction, USS, Triple A Patrol and Response Alarm Monitoring, LLC ("RAM").

    THIS ANNUAL REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS ANNUAL REPORT AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY, WITH RESPECT TO (I) THE COMPANY'S ACQUISITION AND FINANCING PLANS, (II) TRENDS AFFECTING THE COMPANY'S FINANCIAL CONDITION OR RESULTS OF OPERATIONS,
(III) THE IMPACT OF COMPETITION AND (IV) THE EXPANSION OF CERTAIN OPERATIONS. ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. SEE "BUSINESS-RISK FACTORS-CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS."

    Response USA, Inc. is a leading provider of personal response systems ("PRS") and services throughout the United States engaged in the marketing, installation and monitoring of PRS. The Company markets its proprietary PRS to consumers, home health care agencies, hospitals, health maintenance organizations, durable medical equipment providers and government agencies. The Company's PRS enables individual users, such as elderly or disabled persons, to transmit a distress signal using a portable transmitter to the Company's central monitoring station in Boca Raton, Florida (the "Monitoring Station"). The Company currently monitors approximately 38,000 PRS subscribers generating approximately $830,000 in monthly recurring revenue ("MRR"). The Company believes it is currently the second largest provider of PRS in the United States based on annual recurring revenue. The Company's revenues consist primarily of recurring payments for the monitoring of PRS products. During the past twelve months, the Company has focused significant capital and human resources on the expansion of its PRS operations, increasing its subscriber base by approximately 16,000 customers generating approximately $470,000 in MRR, through acquisitions and the expansion of the Company's PRS provider programs.

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

RECENT DEVELOPMENTS

    On August 11, 1999, Response entered into a Stock Purchase Agreement with Vector Security, Inc., pursuant to which Response agreed to sell the stock of two of its wholly-owned subsidiaries, USS and Triple A Patrol. The closing of the Sale Transaction occurred on September 30, 1999. The total consideration for the Sale Transaction was approximately $50,300,000 in cash (of which approximately $5,000,000 is being held by the buyer pending certain post-closing adjustments) and is subject to adjustment under certain circumstances. The Company paid a fee to Lehman Brothers Inc., which firm acted as financial advisor in the transaction and rendered a fairness opinion to the Company regarding the Sale Transaction.

    The Company utilized approximately $31,000,000 of such proceeds to reduce its outstanding indebtedness to $26,200,000. In addition, the Company utilized approximately $5,400,000 to satisfy certain stock price guarantees and to redeem certain shares issued in connection with past security company acquisitions and utilized approximately $3,900,000 in satisfaction of certain severance and other obligations and transaction expenses.

    As a result of the Sale Transaction, the Company is no longer engaged in the alarm or patrol businesses and is solely engaged in the PRS business. Simultaneous with the Sale Transaction, the Company moved all of its PRS monitoring to the Monitoring Station.

PERSONAL RESPONSE SYSTEMS AND SERVICES

    PRS INDUSTRY

    The personal response industry generally consists of companies that provide technological support services to help elderly or medically-at-risk individuals live independently, without the need of supervised care. In the Company's view, the recent growth of the personal response market is strongly linked to the belief of medical professionals that such individuals should be encouraged to live independently for as long as possible. The Company believes that the demand for personal response systems may increase as the number of people over 65 years of age, and the number of such persons living alone, increases. Currently, two groups of individuals are perceived to be the principal users of PRS products. The first group consists of elderly people who are capable of living independently and who are seeking ways to extend their ability to maintain their independence. The second group consists of those who experience short-term medical needs for whom the PRS is primarily used to reduce the length of a hospital stay and to provide short-term assistance at home during the recuperation period. Other potential users include "latch-key" children and others for whom immediate, automatic access to emergency assistance is desirable.

    PRS PRODUCTS AND MONITORING SERVICES

    The Company's PRS is designed to monitor, identify and electronically report emergencies requiring medical, fire and police assistance. The PRS unit consists of two basic components: (i) a portable pendant transmitter that is worn around the neck (the system also includes a portable, hand-held transmitter that can be attached to the user's belt or mounted on a wall); and (ii) a receiving base that is installed in the user's home and connected to the user's telephone line. The Company's PRS also includes a smoke detector (in certain states) that transmits a distress signal to the Monitoring Station in the event of fire, and a medical/police hand-held transmitter that transmits a medical or police distress signal to the Monitoring Station. Both the pendant and medical/police hand-held transmitter send a medical distress signal to the Monitoring Station; however, the hand-held transmitter also sends a police distress signal on a separate channel when activated.

    The Company's Electronic Testing Laboratory approved PRS has a number of safety features, including a daily self-test, a supervised pendant, hands free two way voice capability, an environmental control which detects temperature fluctuations, a cancel function to avoid false alarms, an alternative power source, which allows the system to remain functional in the event of a generalized power failure, and a special transmitter designed for use by handicapped persons. In addition, once activated, the PRS "seizes" the user's telephone line to which the receiving base is connected and dials the Monitoring Station until a connection is established, regardless of whether the user's telephone is in use or off the hook. Each PRS is tested before shipment and is re-tested immediately after installation in a user's home.

    Users of the Company's PRS products initiate a distress signal by pressing a button on the portable transmitter included in the system. Once activated, the transmitter sends radio signals to the receiving base (the transmitter has an effective range of approximately 150 feet), which in turn translates the radio signal and automatically dials the Monitoring Station using a toll-free telephone number. Once telephone contact is made with the Monitoring Station, a coded signal automatically initiates the electronic retrieval of personal data relating to the user who initiated the distress signal. Such data includes the user's name and address, directions to the user's home, best route of entry into the user's home during an emergency, and the doctor and family members that should be contacted. In addition, this signal establishes two-way voice communication between the user and Monitoring Station personnel directly through the PRS unit, avoiding any need for the user to access a telephone. Monitoring Station personnel verify the nature of the emergency by speaking with the individual and, if necessary, notify the predetermined emergency authorities in the user's area. If the monitoring personnel are unable to establish voice communication with the user, emergency agencies are notified immediately. As of September 30, 1999, the Company monitors approximately 38,000 PRS subscribers throughout the United States. The Company's monitoring service is available only to users of the Company's PRS; PRS products cannot be programmed to permit the customer to utilize a competitor's monitoring service.

    The Company provides all of its PRS users with a 24-hour-per-day, 365 days-per-year monitoring service. The Monitoring Station is accessible by PRS users nationwide through toll-free emergency telephone lines. The Monitoring Station contains telecommunications and computer equipment with the capacity to monitor all of the Company's PRS users simultaneously, and to receive and act upon a user's emergency signal. On average, the Company receives 1,500 calls per day from its PRS users, of which approximately 60% are made by users for test purposes. The Company maintains a duplicate set of all customer data at the Monitoring Station.

    SALES AND MARKETING

    HOME HEALTH CARE DIVISION. The Company's Home Health Care Division markets the Company's PRS products primarily to hospitals and home health care agencies. These entities typically agree to sign an exclusive five-year agreement with the Company. The subscriber acquires the PRS system from the provider, and the Company's obligations are limited to providing monitoring services. As of June 30, 1999, the Company had under contract, approximately 650 providers of service located throughout the United States. The Company supports its provider network with a marketing plan designed to introduce the PRS concept to their professional and family caregivers, along with ancillary materials to utilize at the home of their patients. Additionally, the Company provides in-service presentations to its provider network in order to facilitate subscriber referrals to the individual provider.

    GOVERNMENT PROGRAMS DIVISION. The Company's Government Programs Division solicits the Company's PRS services to various state and local governmental agencies. Additionally, it markets the

Company's services to local area agencies on aging, and other public and private organizations designed to help senior citizens remain independent. The Company is currently the exclusive provider of PRS services for the Los Angeles Department of Aging, the Philadelphia Corporation for Aging, and Duchess County, New York and the Preferred Vendor of PRS for the Visiting Nurse Association of America. Currently, approximately 45 states have instituted some type of reimbursement for PRS services. The Company provides periodic in-service presentations to social workers in the areas of geriatric care management in order to solicit referrals for the Company's PRS services.

    FRANCHISEES AND DISTRIBUTORSHIPS. The Company ceased offering new franchises for sale in 1987 and has no current plans to resume selling franchises in the future. Existing franchisees, however, are allowed to renew their franchise annually upon payment of a $350 renewal fee. As of August 31, 1999, approximately 45 franchisees had paid their franchise renewal fee for the 2000 fiscal year.

    Franchisees are independent contractors who purchase or lease their PRS requirements from the Company in accordance with a schedule of prices established by the Company, and resell PRS products in non-exclusive territories. Franchisees also are required to contract with the Company to provide monitoring services to the franchisee's customers. In addition, the Company offers billing and collection services to franchisees. Franchisees are required to pay a monthly fee to the Company for each customer monitored, the amount of which is dependent upon the number of accounts serviced and the level of other services (for instance, billing and collection) provided. The Company also sells advertising and promotional materials, accessories and supplies to its franchisees pursuant to a published price list.

    PRIVATE LABEL PROGRAMS. The Company also supplies PRS products for vendors under product names owned by the vendors. Currently, sales under these programs are limited and all of the Company's private label vendors provide their own monitoring services. The Company's gross profit margins on sales in its private label programs are significantly lower than margins on its direct and franchisee sales programs.

ELECTRONIC SECURITY INDUSTRY

    As described in "Recent Developments" above, the Company was engaged in the electronic security business until September 30, 1999. The following information is included in this Annual Report because the financial statements included herein include financial information from such business.

    The Company's electronic security systems business utilized electronic systems installed in businesses and residences to provide (i) detection of events such as intrusion or fire, (ii) surveillance and (iii) control of access to property. The detection devices were monitored either by a third-party monitoring station located in Euclid, Ohio (the "Euclid Monitoring Station") or the Underwriters Laboratory and Factory Mutual approved monitoring station located in Wilkes Barre, Pennsylvania. The monitoring station personnel verify the nature of the emergency and contact the appropriate emergency authorities in the user's area. In some instances, commercial customers may monitor these devices at their own premises or the devices may be connected to local fire or police departments. The products and services marketed in the electronic security services industry range from residential systems that provide basic entry and fire protection to more sophisticated commercial systems.

    The security services industry encompasses a wide range of products and services, which can be broadly divided into electronic monitoring products and services, which the Company provided, and highly labor intensive manned guarding and patrol services, which the Company provided on a limited basis through its former subsidiary, Triple A Patrol. Electronic monitoring products and services consist of the sale, installation, continuous monitoring and maintenance of electronic security systems. This business utilizes modern electronic devices installed in customers' businesses and residences to provide (i) detection of events such as intrusion or fire, (ii) surveillance and (iii) control of access to properties. Event detection devices are monitored by a monitoring center, which is linked to the customer through telephone lines. This center is often located at remote distances from the customer's premises. In some instances, the customer may monitor these devices at its own premises or the devices may be connected to local fire or police departments. The products and services marketed in the electronic security services industry range from residential systems that provide basic entry and fire protection to sophisticated commercial systems incorporating closed-circuit television systems and access control.

ELECTRONIC SECURITY SERVICES

    The Company's electronically-monitored security systems involved the use on a customer's premises of devices designed to detect or react to various occurrences or conditions, such as intrusions, movement, fire, smoke, flooding, environmental conditions (including temperature or humidity variations) and other hazards. In most systems these detection devices are connected to a microprocessor-based control panel which communicates through telephone lines to a monitoring station where alarm and supervisory signals are received and recorded. Systems may also incorporate an emergency "panic button," which when pushed causes the control panels to transmit an alarm signal that takes priority over other alarm signals. In most systems, control panels can identify the nature of the alarm and the areas within a building where the sensor was activated and transmit the information to the monitoring station. Depending upon the type of service for which the subscriber has contracted, monitoring station personnel respond to alarms by relaying appropriate information to the local fire or police departments, notifying the customer or taking other appropriate action.

    RESIDENTIAL SYSTEMS. Residential security services consisted of the sale, installation, monitoring and maintenance of electronically monitored security systems to detect intrusion and fire.

    COMMERCIAL SYSTEMS. The Company also provided electronic security services and products to commercial businesses and facilities. These systems and products are tailored to customers' specific needs and include electronic monitoring services that provide intrusion and fire detection, as well as card or keypad activated access control systems and closed circuit television systems. The Company also marketed standard security packages for specific types of commercial customers. Certain commercial customers require more complex electronic security systems.

    PRODUCTS. The Company sold products offered by several different manufacturers. When the system is sold, the customer pays the Company the purchase price. When the system is leased, only an installation fee is charged. Customers agree to pay monthly service charges for monitoring and may also subscribe for maintenance services. Uniform package prices are offered to residential customers who purchase standard security systems, which includes a fixed number of detection devices. Frequently, customers add detection devices at an additional charge to expand the coverage of the system. Pricing depends upon the monitoring components installed, the type of alarm transmission and other services required.

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

    The Company's PRS business relies on the use of telephone lines and radio frequencies to transmit signals to the Monitoring Station. The cost of such lines and the type of equipment which may be utilized in telephone line transmissions are regulated by both the federal and state governments. The operation and utilization of radio frequencies are regulated by the Federal Communications Commission (the "FCC") and state public utilities commissions. The Company's PRS products are also regulated by the Federal Food and Drug Administration.

    The Company's PRS advertising and sales practices are regulated by both the Federal Trade Commission (the "FTC") and state consumer protection laws which include restrictions on the manner in which the Company promotes the sale of its products.

    Although it ceased offering new franchises for sale in 1987, the Company's continuing relationship with its existing franchisees is subject to regulation under state laws and by the FTC. The Company believes it is not liable for the actions of its franchisees; however, there can be no assurance that it will not be subject to future orders. The Company may be subject to additional regulation in the future, and changes in laws and regulations applicable to the Company could increase the cost of compliance.

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

INTELLECTUAL PROPERTY

    The Company owns federal trademark registrations for the trade names "Health Watch" and "Response Ability". The Company believes that its rights in these trademarks are of unlimited duration and are adequately protected by registration or applications to register. In addition, the Company relies on trade secret and other laws to protect its proprietary rights in its PRS systems. No assurance can be given that the Company will be able to successfully enforce or protect its rights to its trademarks or proprietary information in the event that any of them is subject to third-party infringement or misappropriation. The Company's central monitoring operations utilize proprietary software which the Company has licensed from a third party and such license automatically renews on an annual basis upon payment of the required license fee.

SUPPLIERS, MANUFACTURING AND ASSEMBLY

    The Company currently has multiple sources of supply for the components used in the PRS products that it designs and installs. The Company does not manufacture any of the products that it designs and installs, or any of the components thereof. The Company's products are assembled from such components by employees of the Company. The Company believes that a variety of alternative sources of supply are available on reasonable terms. However, the Company has no guaranteed supply arrangements with its suppliers and purchases components pursuant to purchase orders placed from time to time in the ordinary course of business. There can be no assurance that shortages of components will not occur in the future. Failure of sources of supply and the inability of the Company to develop alternative sources of supply, if required in the future, could have a material adverse effect on the Company's operations.

COMPETITION

    The personal response industry is serviced by numerous companies that provide PRS products and services, including monitoring services. A majority of the personal response companies offer systems that are monitored through a central monitoring facility. In some instances, companies which sell PRS units establish agreements with local burglar alarm companies to provide the service on a per-user fee basis, or have their own monitoring capability. A number of personal response companies offer their products through hospitals that distribute and monitor the systems. Several companies offer systems that utilize a direct dial/pre-recorded telephone message to selected telephone numbers directly without a monitoring station.

    The Company's principal competitors are other national or regional personal response providers and burglar alarm companies that offer medical emergency features in addition to their home protection systems. Many of these companies have greater financial resources than the Company and may enjoy a particular competitive advantage due to their access to a larger client base. The Company considers its principal competitors to be American Medical Alert Corp., Lifeline Systems, Inc. and Pioneer Medical Systems. Methods of competition in the PRS industry consist of quality, service and price of the PRS products. While price is a factor, the customer's primary consideration in choosing a PRS supplier is the quality of monitoring service provided and the reliability of the PRS products. The Company believes that it competes favorably as to all of these factors.

EMPLOYEES

    At October 1, 1999, the Company employed 160 full-time employees. Of this number, 46 are engaged in sales, 9 in field service and installation, 11 in customer service, 29 in central station monitoring, 53 in administration, 2 in research and development and 10 in manufacturing. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be satisfactory.

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

HISTORY OF LOSSES AND RISK OF FUTURE LOSSES

    We had net losses of $12,875,836 for Fiscal 1998 and $14,830,642 for Fiscal 1999. We had an accumulated deficit of $59,148,427 at June 30, 1999. We expect that such losses will continue for the foreseeable future. In addition, our future plans are subject to risks and uncertainties that may cause us to continue to suffer substantial losses from operations. We cannot assure you that the Company's operations will ever become profitable. Even if we become profitable, we cannot assure you that we will be able to maintain profitability.

HIGHLY LEVERAGED

    As of October 1, 1999, the Company had approximately $26,200,000 of indebtedness outstanding under its financing agreements, with an additional $13,800,000 available for borrowing. This debt bears interest at an average rate of 8 1/2% per year. Substantially all of the Company's receivables from monitoring contracts are pledged as security for the repayment of debt incurred under these financing agreements.

    As a result of these arrangements, the Company is required to make substantial interest payments on this debt. We cannot assure you that cash from operations will continue to be sufficient to make these payments. If the Company should ever become unable to meet its debts as they become due, all revenues from monitoring contracts would become the property of the lender.

RISKS RELATED TO GROWTH THROUGH ACQUISITIONS

    A substantial part of our growth since the end of fiscal year 1994 has been through acquisitions. This remains one of our primary strategies. As we target larger acquisitions, we expect them to require significant time and capital, whether or not we consummate them. Such acquisitions may involve certain unknown risks in addition to those identified below. In addition, the acquisition of PRS companies may become more expensive. There can be no assurance that the Company will be able to identify companies to acquire or successfully accomplish the acquisitions. Even if acquired, we cannot assure you that we will be able to profitably manage the companies or successfully integrate them into our operations without substantial costs, delays or other problems.

    In addition, the Company cannot predict the size or frequency of any future acquisitions. We cannot assure you that any businesses acquired will be profitable at the time of their acquisition. These businesses may not achieve sales and profitability that justify the investment. We cannot assure you that the Company will be any more efficient as a result of the acquisitions.

    Further, acquisitions may involve a number of special risks, including (i) negative effects on our reported operating results, (ii) distracting our management from other important issues, (iii) greater burdens on the Company's resources, (iv) too much dependence on key personnel, (v) risks associated with unanticipated problems or legal liabilities and (vi) negative effects resulting from the accounting treatment of goodwill resulting from paying more to buy a business than the book value of its assets, some or all of which could have a negative effect on the Company's operations and financial performance.

    When we make our acquisitions, we do not generally require audited financial statements for the targeted companies. As a result, our estimate of the acquired company's value may be higher than its actual worth. In addition, differences in accounting policies and projections made from financial statements regarding our subscriber accounts could lead us to pay more to purchase a company than it turns out to be worth.

POSSIBLE NEED FOR ADDITIONAL FINANCING; POSSIBLE DILUTIVE EFFECT OF ACQUISITIONS

    We expect to continue to require outside sources of financing for our strategy of growth through acquisitions. We may offer stock as payment for such acquisitions, or raise funds by selling common stock, preferred stock or debt securities. We may also seek bank financing. We cannot assure you that the Company will be able to obtain capital on a timely basis, on favorable terms, or at all. If we are unable to obtain such financing, or generate funds from our operations sufficient to meet our needs, we may be unable to expand and develop.

POTENTIAL NEGATIVE IMPACT OF GOVERNMENT REGULATIONS

    Many aspects of the medical industry in the United States are presently subject to extensive federal and state governmental regulation, including reimbursement rates and policies imposed by Medicare and other third-party reimbursement programs. Laws and regulations affecting our business include federal and state "kickback laws," conflict of interest laws (such as the federal "Stark" legislation), and licensing requirements. In addition, both the Clinton Administration and the Congress have periodically asserted a need to overhaul or reform the nation's healthcare system. Such legislative initiatives, if enacted, could impose pressures on the pricing structures applicable to our PERS services. Depending on the nature and extent of any new laws and/or regulations, or possible changes in the interpretation of existing laws and/or regulations, any such changes may affect our revenue operating margins and profitability.

    We derive a portion of our revenues from Medicaid, and from other third-party payors. In January 1992, the federal government implemented, through the Medicare program, a resource based relative value scale payment methodology. Implementation of such scale could reduce reimbursement rates for our PERS products and services.

PRODUCT LIABILITY AND AVAILABILITY OF INSURANCE

    Because the Company's business involves responding to personal emergencies, failures of the Company's products or services carry a high risk of liability claims. We try to manage this risk through contractual limits on liability and damages, and by carrying insurance. However, the contractual limits may not be enforceable in all jurisdictions or circumstances. In addition, a successful claim may be made for damages which exceed the coverage under any insurance policy. In the future, the Company's insurance costs may become more expensive, and there can be no assurance that additional insurance will be available on acceptable terms. If one or more of these occur, it could have an adverse effect on the Company's financial condition and operations.

COMPETITION

    The PRS industry is highly competitive and fragmented. We compete with national and regional companies, as well as smaller local companies, in all of our operations. New competitors continue to enter the industry. Our main competitors with respect to our personal response system are other national or regional personal response providers and burglar alarm companies that offer medical emergency features in addition to their home protection systems. Certain of these companies have greater financial resources than we do. They also may enjoy a competitive advantage due to their access to a larger client base. There can be no assurance that we will be able to compete successfully in the PRS industry.

DEPENDENCE ON SUPPLIERS AND MANUFACTURERS

    We do not manufacture any of the equipment or components that we design and install, and we have no guaranteed arrangements with our suppliers. We purchase components through purchase orders placed in the ordinary course of business. Although we believe these components are available from other sources at reasonable prices, we cannot assure you that shortages of components will not occur in the future.

RAPID TECHNOLOGICAL CHANGES

    The telecommunications industry, on which our business relies, is subject to rapid and significant changes in technology. While we believe that, for the foreseeable future, these changes will not materially impact our business, the effect of technological changes, including changes relating to emerging wireline and wireless transmission technologies, on our business cannot be predicted.

DEPENDENCE ON KEY PERSONNEL AND MANAGEMENT

    Our success largely depends on the efforts of our senior management and other key employees, particularly our two current executive officers, Richard M. Brooks, the Chief Executive Officer, President, Chief Financial Officer and Chairman of the Board, and Ronald A. Feldman, the Executive Vice President, Secretary and Treasurer. The loss of either one of these officers might have a negative impact on the Company's financial condition and operations. Although we have employment agreements with Messrs. Brooks and Feldman and certain other employees, there can be no assurance that we will be able to retain the services of such individuals. Under our current financing arrangement, a default would occur if Messrs. Brooks and Feldman are not employed in certain management positions. We have key-man life insurance policies on the lives of Messrs. Brooks and Feldman in the amount of $2,000,000 and $1,000,000, respectively.

SHARES ELIGIBLE FOR FUTURE SALE; EFFECT OF PREVIOUSLY ISSUED OPTIONS AND
  WARRANTS

    As of October 1, 1999, we have 7,147,731 shares of common stock outstanding, all of which are freely tradable without restriction or further registration under the Securities Act.

    In addition to the shares now traded in the market, we have 1,643,392 shares of common stock which are issuable upon the exercise of options and warrants. We cannot predict the effect, if any, that sales of such securities, or their mere availability, will have on the market prices for the common stock. However, the possibility that a substantial number of our securities may, in the near future, be sold in the public market may adversely affect market prices for the common stock and could make it more difficult for the Company to raise capital through the sale of additional equity securities.

POSSIBLE ADVERSE EFFECTS ASSOCIATED WITH THE ISSUANCE OF "BLANK CHECK" PREFERRED
  STOCK

    Our Certificate of Incorporation authorizes our Board of Directors to issue up to 250,000 shares (of which 239,430 remain available) of "blank check" preferred stock. The Board of Directors, without approval of the stockholders, may fix all the rights and terms of the preferred stock. The issuance of such stock could, among other results, negatively affect the voting power of common stock in the Company. Under certain circumstances, the issuance might make it more difficult for a third party to gain control of the Company, and may discourage bids for the common stock at a premium or otherwise bring down the market price of the common stock.

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

    We are in the process of evaluating and addressing the impact of the Year 2000 Issue on our operations to ensure that our information technology and business systems recognize calendar Year 2000. We are utilizing both internal and external resources in implementing our Year 2000 program, which consists of the following phases:

    ASSESSMENT PHASE--Identify all IT and Non-IT issues and establish priorities.

    DETAILED PLANNING PHASE--Develop specific action steps to address the issues identified in the Assessment Phase.

    CONVERSION PHASE--Implement the necessary system modifications as outlined in the Detailed Planning Phase.

    TESTING PHASE--Verify that the modifications implemented in the Conversion Phase will be successful in resolving the Year 2000 Issue so that all identified IT and Non-IT issues will function properly, both individually and on an integrated basis.

    IMPLEMENTATION PHASE--Implement the fully tested modifications.

    Based on an inventory conducted during Fiscal 1998, we have identified computer systems that will require modifications or replacement so that they will properly utilize dates beyond December 31, 1999. The majority of our critical systems are new and are already Year 2000 compliant, such as the central station monitoring hardware and software used at the Monitoring Station and the Company's current accounts receivable and billing software. We installed a general ledger and accounts payable program, which the manufacturer warrants is Year 2000 compliant, during the fourth quarter of Fiscal 1999. We have not incurred significant costs in regard to Year 2000 compliance thus far and we do not expect to incur significant costs in future compliance efforts. In addition, we have initiated communications with our significant suppliers, customers, and financial institutions, to determine their plans for remediating the Year 2000 Issue in their software which the Company relies on. We are attempting to limit the potential impact of the Year 2000 by monitoring the progress of our own Year 2000 project and those of our critical external relationships. Should the Company be notified of any significant issues through our responses to our inquiries of key third parties, we intend to develop and implement contingency plans to minimize the impact on our operations. The Company believes that with modifications to our existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed within an adequate time frame, the Year 2000 could have a material adverse impact on our operations.

ITEM 2. PROPERTIES

    The Company leases approximately 10,000 square feet in Cherry Hill, New Jersey, for its executive and administrative offices, at an annual rental of $165,000. The lease expires in August, 2004, after which the Company has a five-year renewal option. The Company also leases (i) 2,000 square feet in Los

Angeles, California, for use as a sales and installation facility, at an annual rental of $24,000, which lease expires in October, 2000; (ii) 4,600 square feet in Fall River, Massachusetts for use as a sales and installation facility, at an annual rental of $28,000, which lease expires in March, 2000, after which the Company has a two-year renewal option on the same terms and conditions; (iii) 6,000 square feet in Boca Raton, Florida for the Monitoring Station and administrative offices at an annual rental of $108,000, which lease expires in September, 2001; (iv) 5,000 square feet in Boca Raton, Florida for use as an assembly facility on a month to month lease basis at an annual rental of $54,000; (v) 1,800 square feet in Cleveland, Ohio for a sales and installation facility at an annual rental of $24,000, which lease expires in February, 2002; and, (vi) 2,500 square feet in Seattle, Washington for a sales and installation facility, at an annual rental of $31,360, which lease expires in March, 2002.

    The Company believes that its current facilities are adequate for its needs.

ITEM 3. LEGAL PROCEEDINGS

    The Company experiences routine litigation in the normal course of its business. The Company does not believe that any of such pending litigation will have a material adverse effect on the financial condition or results of operations of the Company.

    In January and February 1997, certain holders of the Company's Preferred Stock commenced litigation against the Company, challenging, among other things, the Company's decision to suspend conversion rights of such holders and seeking, among other things, specific performance under the Certificate of Designation to convert their Preferred Stock to Common Stock of the Company. The Company has entered into Settlement Agreements with such holders. (See Note 9 of Notes to Consolidated Financial Statements of the Company.)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

    The following table sets forth, for the quarters indicated, the high and low bid and ask prices for the Company's Common Stock in the over-the-counter market (as adjusted to reflect the one-for-three reverse stock split effective January 9, 1998). Such prices reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                                     HIGH        LOW       HIGH        LOW
                                                                                    -------    -------    -------    -------
                                                                                                                 ASK
                                                                                           BID            ------------------
                                                                                    ------------------
FISCAL YEAR ENDING JUNE 30, 1999:
First Quarter...................................................................... $ 7 3/16   $ 3 9/16   $ 7 1/4    $ 3 21/32
Second Quarter..................................................................... $ 4 7/8    $ 2 5/8    $ 5        $ 2 3/4
Third Quarter...................................................................... $ 3 11/16  $ 1 3/4    $ 3 13/16  $ 1 25/32
Fourth Quarter..................................................................... $ 2 7/8    $ 1 9/16   $ 3        $ 1 19/32

FISCAL YEAR ENDED JUNE 30, 1998:
First Quarter...................................................................... $12        $ 6 3/4    $12 3/4    $ 8 7/8
Second Quarter..................................................................... $11 7/16   $ 7 1/2    $12        $ 8 1/8
Third Quarter...................................................................... $ 6 3/16   $ 5 3/4    $ 6 1/4    $ 5 15/16
Fourth Quarter..................................................................... $ 6 3/4    $ 6 1/4    $ 6 13/16  $ 6 3/8

    On October 8, 1999, the closing bid price of the Company's Common Stock as reported on the Nasdaq SmallCap Market was $1.1875 per share. As of October 6, 1999, there were 335 stockholders of record of the Common Stock. The total monthly trading volume of the Common Stock on the Nasdaq SmallCap Market for the month ended September 30, 1999 was 2,318,685 shares.

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

FORWARD LOOKING INFORMATION

    The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that would cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of the "safe harbor" provisions of the Reform Act. Except for the historical information contained herein, the matters discussed in this Form 10-KSB annual report are forward-looking statements, which involve risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that can cause actual results to differ materially from the Company's expectations are disclosed in conjunction with the forward-looking statements or elsewhere herein.

GENERAL OVERVIEW

    The Company is a leading provider of PRS throughout the United States engaged in the marketing, installation and monitoring of PRS. The Company markets its proprietary PRS to consumers, home health care agencies, hospitals, health maintenance organizations, durable medical equipment providers and government agencies. The Company's PRS enables individual users, such as elderly or disabled persons, to transmit a distress signal using a portable transmitter to the Company's Monitoring Station. The Company currently monitors approximately 38,000 PRS subscribers generating approximately $830,000 in MRR. The Company believes it is currently the second largest provider of PRS in the United States based on annual recurring revenue. The Company's revenues consist primarily of recurring payments for the monitoring of PRS products. During the past twelve months, the Company has focused significant capital and human resources on the expansion of its PRS operations, increasing its subscriber base by approximately 16,000 customers generating approximately $470,000 in MRR, through acquisitions and the expansion of the Company's PRS provider programs.

    The Company's PRS is an electronic device which is designed to monitor, identify and electronically report emergencies requiring medical, fire or police assistance, to help elderly, disabled and other individuals. When activated by the pressing of a button, or automatically, in the case of certain environmental temperature fluctuations, the transmitter sends a radio signal to a receiving base installed in the user's home. The receiving base relays the signal over telephone lines to the Monitoring Station, which provides continuous monitoring services. In addition, this signal establishes two-way voice communication between the user and the Monitoring Station personnel directly through the PRS unit, thereby avoiding any need for the user to access a telephone.

    On August 11, 1999, Response entered into a Stock Purchase Agreement with Vector Security, Inc., pursuant to which Response agreed to sell the stock of two of its wholly-owned subsidiaries, USS and Triple A Patrol. The closing of the Sale Transaction occurred on September 30, 1999. The total consideration for the Sale Transaction was approximately $50,300,000 in cash (of which approximately $5,000,000 is being held by the buyer pending certain post-closing adjustments) and is subject to adjustment under certain circumstances.

    As a result of the Sale Transaction, the Company is no longer engaged in the alarm or patrol businesses and is solely engaged in the PRS business. Simultaneous with the Sale Transaction, the Company moved all of its PRS monitoring to the Monitoring Station. Information with respect to the alarm and patrol businesses is included in this Annual Report because the financial statements included herein include financial information from such businesses.

    The Company's electronic security systems business utilized electronic systems installed in businesses and residences to provide (i) detection of events such as intrusion or fire, (ii) surveillance and (iii) control of access to property. The detection devices were monitored either by the Euclid Monitoring Station or the Underwriters Laboratory and Factory Mutual approved monitoring station located in Wilkes Barre, Pennsylvania. The monitoring station personnel verify the nature of the emergency and contact the appropriate emergency authorities in the user's area. In some instances, commercial customers may monitor these devices at their own premises or the devices may be connected to local fire or police departments. The products and services marketed in the electronic security services industry range from residential systems that provide basic entry and fire protection to more sophisticated commercial systems.

    The security services industry encompasses a wide range of products and services, which can be broadly divided into electronic monitoring products and services which the Company provided and highly labor intensive manned guarding and patrol services, which the Company provided on a limited basis through its former subsidiary, Triple A Patrol. Electronic monitoring products and services consist of the sale, installation, continuous monitoring and maintenance of electronic security systems. This business utilizes modern electronic devices installed in customers' businesses and residences to provide (i) detection of events such as intrusion or fire, (ii) surveillance and (iii) control of access to properties. Event detection devices are monitored by a monitoring center, which is linked to the customer through telephone lines. This center is often located at remote distances from the customer's premises. In some instances, the customer may monitor these devices at its own premises or the devices may be connected to local fire or police departments. The products and services marketed in the electronic security services industry range from residential systems that provide basic entry and fire protection to sophisticated commercial systems incorporating closed-circuit television systems and access control.

RESULTS OF OPERATIONS

FISCAL YEARS 1999 AND 1998

    The following table sets forth certain operating data for the fiscal years ended June 30, 1999 and 1998:

                                                                                     CORPORATE &
                                                        SECURITY          PRS           OTHER          TOTAL
                                                      -------------  -------------  -------------  --------------
FISCAL YEAR ENDED JUNE 30, 1999
Revenues:
  Product Sales.....................................  $   3,859,335  $     919,210                 $    4,778,545
  Monitoring & service..............................     12,123,521      7,663,017                     19,786,538
  Security Patrol...................................      2,864,570              0                      2,864,570
                                                      -------------  -------------  -------------  --------------
    Total Revenues..................................     18,847,426      8,582,227              0      27,429,653
                                                      -------------  -------------  -------------  --------------
Cost of Revenues:
  Product Sales.....................................      3,577,210        897,534                      4,474,744
  Monitoring & service..............................      3,973,790      1,985,830                      5,959,620
  Security Patrol...................................      2,236,396              0                      2,236,396
                                                      -------------  -------------  -------------  --------------
    Total Cost of Revenues..........................      9,787,396      2,883,364              0      12,670,760
                                                      -------------  -------------  -------------  --------------
Gross Profit:
  Product Sales.....................................        282,125         21,676                        303,801
  Monitoring & service..............................      8,149,731      5,677,187                     13,826,918
  Security Patrol...................................        628,174              0                        628,174
                                                      -------------  -------------  -------------  --------------
    Total Gross Profit..............................      9,060,030      5,698,863              0      14,758,893
                                                      -------------  -------------  -------------  --------------
Selling, general and administrative.................      7,686,978      6,230,719        315,521      14,233,218
Compensation--Options/Contracts.....................                                      437,500         437,500
Depreciation and Amortization.......................      5,257,251      2,741,379              0       7,998,630
Non recurring charges...............................          9,780        198,721                        208,501
                                                      -------------  -------------  -------------  --------------
    Loss from Operations............................     (3,893,979)    (3,471,956)      (753,021)     (8,118,956)
                                                      -------------  -------------  -------------  --------------
Interest expense....................................                                                    4,116,332
Joint venture loss..................................                                                            0
Income tax expense..................................                                                       27,548
Loss on extraordinary item..........................                                                    2,567,806
                                                                                                   --------------
                                                                                                                0
Net Loss............................................                                               $  (14,830,642)
                                                                                                   --------------
                                                                                                   --------------
Net Loss Applicable to Common Shareholders..........                                               $  (14,830,642)
                                                                                                   --------------
                                                                                                   --------------

                                                                                     CORPORATE &
                                                        SECURITY          PRS           OTHER          TOTAL
                                                      -------------  -------------  -------------  --------------
FISCAL YEAR ENDED JUNE 30, 1998
Revenues:
  Product Sales.....................................  $   2,038,768  $   1,272,108                 $    3,310,876
  Monitoring & service..............................      8,887,636      3,470,732                     12,358,368
  Security Patrol...................................        850,884                                       850,884
                                                      -------------  -------------  -------------  --------------
    Total Revenues..................................     11,777,288      4,742,840              0      16,520,128
                                                      -------------  -------------  -------------  --------------
Cost of Revenues:
  Product Sales.....................................      1,703,672        670,423                      2,374,095
  Monitoring & service..............................      2,529,628      1,102,168                      3,631,796
  Security Patrol...................................        672,247              0                        672,247
                                                      -------------  -------------  -------------  --------------
    Total Cost of Revenues..........................      4,905,547      1,772,591              0       6,678,138
                                                      -------------  -------------  -------------  --------------
Gross Profit:
  Product Sales.....................................        335,096        601,685                        936,781
  Monitoring & service..............................      6,358,008      2,368,564                      8,726,572
  Security Patrol...................................        178,637              0                        178,637
                                                      -------------  -------------  -------------  --------------
    Total Gross Profit..............................      6,871,741      2,970,249              0       9,841,990
                                                      -------------  -------------  -------------  --------------
Selling, general and administrative.................      4,711,603      3,005,924        194,545       7,912,072
Compensation--Options/Contracts.....................                                      537,541         537,541
Depreciation and Amortization.......................      3,227,019        937,362        170,000       4,334,381
Non recurring charges...............................        431,102              0        407,479         838,581
                                                      -------------  -------------  -------------  --------------
    Loss from Operations............................     (1,497,983)      (973,037)    (1,309,565)     (3,780,585)
                                                      -------------  -------------  -------------  --------------
Interest expense....................................                                                    2,915,434
Joint venture loss..................................                                                    2,969,484
Income tax expense..................................                                                            0
Loss on extraordinary item..........................                                                            0
                                                                                                   --------------
Net Loss............................................                                               $   (9,665,503)
                                                                                                   --------------
                                                                                                   --------------
Net Loss Applicable to Common
  Shareholders......................................                                               $  (12,875,836)
                                                                                                   --------------
                                                                                                   --------------

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

    During Fiscal 1999, the Company has added approximately $560,000 of MRR primarily through acquisitions. The Company has realized a growth rate of approximately 22% or 14,000 subscribers during the past twelve months from 62,000 subscribers at June 30, 1998 to approximately 76,000 current subscribers. The Company's MRR increased by approximately $560,000 or 41% from $1,360,000 at June 30, 1998 to $1,920,000 at June 30, 1999. The increases in MRR for the past twelve months, by segment are as follows: (1) the PRS segment increased by $470,000, or 142% from $330,000 to $800,000 and (2) the electronic security services segment increased by $90,000, or 9% from $1,030,000 to $1,120,000

    Operating revenues increased by $10,909,525 or 66% from Fiscal 1998 to Fiscal 1999. Operating revenues from the security division increased from $11,777,288 to $18,847,426, an increase of $7,070,138 or 60%. The PRS division contributed an increase in operating revenues of $3,839,387 or 81%.

    Product sales accounted for an increase of $1,467,669 or 44% from Fiscal 1998 to Fiscal 1999. Product sales from the security division increased by $1,820,567 or 89%, which is primarily related to the acquisition of Triple A Protection ("Triple A") in February of 1998. Product sales from the PRS division decreased by $352,898 or 28%. This decrease is the result of a decrease in sales of PRS to private label wholesalers and home healthcare agencies, as the Company has redirected its efforts to expand its MRR from rental programs through providers.

    Monitoring and service revenues accounted for an increase in operating revenues of $7,428,170 or 60% from Fiscal 1998 to Fiscal 1999. Monitoring and service revenues from the security division increased by $3,235,885 or 36%, which is primarily due to the acquisition of Triple A. Monitoring and service revenues from the PRS division increased by $4,192,285 or 121%. The acquisition of Health Watch in October 1998 accounted for $2,788,883 or 67% of the PRS increase.

    The Company expanded its operating revenue base to include security patrol revenue in February 1998 through the acquisition of Triple A Patrol. Security patrol revenues totaled $850,884 in Fiscal 1998 and $2,864,570 in Fiscal 1999.

    Gross profit increased by $4,916,903 or 50% from Fiscal 1998 to Fiscal 1999. The gross profit from the security division represented an increase of $2,188,289 or 32%. The gross profit from the PRS division increased by $2,728,614 or 92%. This net increase includes an increase in the inventory reserve of $332,030 or 11%, which included reserving for all finished goods and raw materials related to specific discontinued PRS units. The acquisition of Health Watch accounted for $2,363,636 or 87% of the increase.

    The Gross Profit Margin ("GPM") as a percentage of sales decreased from 60% in Fiscal 1998 to 54% in Fiscal 1999. The security division's GPM percentage decreased from 58% to 49%, while the PRS GPM percentage increased from 63% to 66%.

    Selling, general and administrative expenses increased by $6,321,146 or 80% from Fiscal 1998 to Fiscal 1999.

    The security division's selling, general and administrative expenses increased by $2,975,377 or 63%, the PRS division increased by $3,224,793 or 107%, and the corporate selling, general and administrative expenses increased by $120,976 or 62%. Included in these increases are restructuring expenses associated with transferring the Company's subscriber base to the Wilkes Barre, Pennsylvania central station and the consolidation of the Company's support infrastructure. The security division incurred approximately $870,000 of such expenses and the PRS division incurred approximately $200,000. The balance of the increase in selling, general and administrative expenses for the security division of approximately $2,100,000 is primarily due to the additional payroll and overhead expenses associated with the acquisitions of Triple A and Triple A Patrol. These entities were acquired in February 1998 and therefore less than a half year of their expenses were included in the Company's Consolidated Financial Statements for Fiscal 1998. The balance of the increase in selling, general and administrative expenses for the PRS division of approximately $3,000,000 is primarily due to the additional payroll and overhead expenses associated with the acquisition of OEC, which was acquired in February 1998, and the acquisitions of Health Watch, and In-Home Health which were acquired in the current fiscal year. Excluding the restructuring expenses, selling, general and administrative expenses as a percentage of total operating revenues remained relatively constant at 48% for both Fiscal 1998 and Fiscal 1999.

    The Company recorded a deferred compensation expense of $537,541 in Fiscal 1998 and $437,500 in Fiscal 1999 in connection with two employment contracts with former officers of USS.

    Amortization and depreciation expense increased by $3,664,249 or 85% from Fiscal 1998 to Fiscal 1999. The increase in amortization and depreciation expense is the result of the Company's acquisitions over the past twelve months of monitoring contracts totaling approximately $20.3 million and property and equipment totaling approximately $5.8 million.

    During Fiscal 1998 and 1999, the Company incurred nonrecurring charges of $838,581 and $208,501, respectively. These charges were in connection with management's plan to reduce costs and improve operating efficiencies for the monitoring and servicing of its existing customer base. The plan involved the transfer of its subscriber base to its Wilkes Barre, Pennsylvania monitoring station and the consolidation of the support infrastructure. During Fiscal 1999, nonrecurring charges consisted of employee severance and related costs and abandoned fixed assets and inventory (see Note 4 of Notes to Consolidated Financial Statements of the Company).

    Net interest expense increased by $1,200,898 or 41% from Fiscal 1998 to Fiscal 1999. The increase in interest expense is due to additional long-term debt of approximately $37 million from Fiscal 1998 to Fiscal 1999 (see Note 7 of Notes to Consolidated Financial Statements of the Company). The primary use of such borrowings was for the acquisition of monitoring contracts of approximately $20.3 million, and the acquisition of property and equipment of approximately $5.8 million. Such additional borrowings were also used to fund the nonrecurring charges of approximately $208,500 and $1,070,000 of restructuring charges incurred to move the Company's subscriber base to its own central station and to integrate the sales and marketing of PRS (see Note 4 of Notes to Consolidated Financial Statements of the Company).

    On March 4, 1997, the Company entered into a joint venture agreement with BKR, Inc. to acquire a 50% interest in HealthLink. The equity losses of the joint venture consisted of the Company's share, $436,712, of HealthLink's losses for Fiscal 1998. In the fourth quarter of Fiscal 1998, the Company wrote off its investment in the joint venture recording a non-cash impairment loss of $2,532,772, including approximately $1,300,000 in goodwill. The Company considered the continued operating losses of the joint venture, the inability to find a media partner and the projected future cash flows from the joint venture to be its primary indicators of an impairment loss. On February 9, 1999, the Company acquired all of the existing monitoring contracts of HealthLink for $125,000 and paid $250,000 to satisfy a stock guarantee. The stock guarantee payment was recorded as a reduction to the Additional Paid-In Capital previously recorded in connection with the Company's initial investment in HealthLink.

    The net loss for Fiscal 1999, was $14,830,642 or ($2.01) per share, as compared to a net loss of $9,665,503 or ($2.61) per share for Fiscal 1998. The net loss for Fiscal 1999 is primarily attributable to non-cash charges totaling $11,628,888, consisting of (i) depreciation and amortization of $7,998,630, (ii) amortization of deferred financing costs of $1,062,452 and (iii) loss on debt extinguishment of $2,567,806. The net loss applicable to common shareholders (net loss adjusted for dividends and accretion on Preferred Stock) for Fiscal 1998 and Fiscal 1999 were $12,875,836 or ($3.48) per share based on 3,696,372 shares outstanding, and $14,830,642 or ($2.01) per share based on 7,382,618 shares outstanding, respectively.

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

ELECTRONIC SECURITY SUBSCRIBER ATTRITION

    Subscriber attrition has a direct impact on the Company's results of operations, since it affects both the Company's revenues and its amortization expense. Attrition can be measured in terms of canceled subscriber accounts and in terms of decreased MRR resulting from canceled subscriber accounts. The Company experiences attrition of subscriber accounts as a result of several factors, including relocation of subscribers, adverse financial and economic conditions and competition from other alarm service companies. In addition, the Company may lose certain subscriber accounts, particularly subscriber accounts acquired as part of an acquisition, if the Company does not service those subscriber accounts successfully or does not assimilate such accounts into the Company's operations. Subscriber attrition is defined by the Company for a particular period as a quotient, the numerator of which is equal to the number of subscribers who disconnect during such period, net of the number of subscribers during such period (i) resulting from new installations, (ii) resulting from reconnections from premises previously occupied by subscribers of the Company or of prior subscribers of the Company, (iii) resulting from conversions, and (iv) associated with cancelled accounts with respect to which the Company obtained an account guarantee, and the denominator of which is the average of the number of subscribers at each month end during such period. MRR attrition is defined by the Company for a particular period as a quotient, the numerator of which is an amount equal to gross MRR lost as the result of canceled subscriber accounts during such period, net of MRR during such period
(i) resulting from new installations, (ii) resulting from upgrades of current alarm systems, (iii) generated by increases in rates to existing subscribers,
(iv) resulting from the reconnection of premises previously occupied by subscribers of the Company or of prior subscribers of the Company, (v) resulting from conversions and (vi) associated with canceled accounts with respect to which the Company obtained an account guarantee, and the denominator of which is the average month-end MRR in effect during such period. Although the Company believes that its formulas of subscriber attrition and MRR attrition are similar to those used by other security alarm companies, there can be no assurance that subscriber attrition and MRR attrition, as presented by the Company, are comparable to other similarly titled measures of other alarm monitoring companies. During Fiscal 1999, the Company experienced subscriber attrition of approximately 7% and MRR attrition of approximately 7%.

LIQUIDITY AND CAPITAL RESOURCES

    On July 30, 1998, the Company completed a refinancing of its existing indebtedness with Mellon Bank with a new long-term debt facility with McGinn, Smith Capital Holdings Corp. ("MSCH"). In connection with the refinancing, the Company incurred a charge for loss on debt extinguishment of $2,567,806 during the year ended June 30, 1999. As part of such restructuring, USS sold certain of its alarm monitoring contracts (the "Purchased Contracts") to its newly created, wholly owned subsidiary, Response Acquisition Corp. ("RAC"), for aggregate consideration of $26,000,000 pursuant to a Purchase Agreement dated July 30, 1998 (the "Purchase Agreement"), between USS and RAC. Also on July 30, 1998, in a related transaction, RAC entered into a Receivable Financing Agreement dated July 30, 1998 (the "Financing Agreement"), among RAC, USS and MSCH in the amount of $26,000,000 (the "Initial Loan") and granted MSCH a first priority perfected security interest in the receivables derived from the Purchased Contracts (the "Receivables"). The Initial Loan has a term of five years and bears interest at a rate of 8% per annum. Subsequent to the Initial Loan, RAC received additional financing (the "Additional Financing") from MSCH in the amount of $26,163,833 and granted MSCH a first priority perfected security interest in the receivables derived from the Purchased Contracts. The Additional Financing also has a term of five years and bears interest at rates of 7.25%-8.0% per annum. The Receivables are paid directly into a lockbox administered by USS as Collection Agent under the Financing Agreement. Under the terms of the

Financing Agreement, all funds derived from the Receivables will be paid to the lockbox account and MSCH will be paid its monthly payment of principal and interest under the loan out of such lockbox account prior to any payments to the Company. Under the Financing Agreement, RAC has a total credit facility of $70,000,000, of which $52,163,833 has been used and $17,836,167 remains available for future borrowing. RAC may borrow additional funds from time to time pursuant to the Financing Agreement by pledging additional Purchased Contracts, which it may purchase from USS pursuant to the Purchase Agreement to MSCH. A portion of the proceeds from the Financing Agreement was used to satisfy existing indebtedness of the Company and the remaining amount has been and will be used for acquisitions and general working capital.

    Under the MSCH Financing Agreement, the Company is required to pay financing fees of 15% to the lender for each additional borrowing at the time of the financing. These financing fees are recorded as debt issuance costs and are amortized over five years, the term of the notes, using the effective interest method. Taking these debt issuance costs into consideration, the Company's effective interest rates under the Financing Agreement range from 12.06% to 12.75%. In connection with the various borrowings under the Financing Agreement, the Company recorded debt issuance costs of $8,322,504, of which $7,231,121 was paid in cash and $780,000 was paid in 119,632 shares of Common Stock (the "Fee Shares"). The Company has agreed that in the event the proceeds to be derived by MSCH from the sale of the Fee Shares is less than $780,000, the Company is obligated to, at its option, pay cash or issue additional shares equal to the amount of the shortfall, if any (see Note 7 of Notes to Consolidated Financial Statements of the Company). This guarantee was recorded as Additional Paid-In Capital and deferred financing costs. In June 1999, the Company and MSCH entered into an agreement whereby the Company would pay MSCH the total shortfall of $505,649 in cash, which has been recorded as a reduction in Additional Paid-In Capital.

    The Financing Agreement contains certain provisions that significantly restrict RAC's ability to make any loans, advances or other distributions to any other entity. The borrowings under the Financing Agreement are secured by the capitalized monitoring contracts held by RAC. At June 30, 1999 the net book value of such monitoring contracts was $37,785,304.

    On June 30, 1999, the Financing Agreement was modified. As of June 30, 1999, RAC merged with and into USS, and USS was the surviving corporation. Also on June 30, 1999, the following events occurred: Three Delaware limited liabilities companies were formed: (i) RAM; (ii) RSM; and (iii) RSS. USS was the sole Member of each LLC. Each of the LLC's then entered into Purchase Agreements with USS (the "Second Purchase Agreements") pursuant to which each LLC purchased certain contracts and receivables from USS, RSM purchased alarm receivables and contracts from USS, RSS purchased PRS receivables and contracts from USS and RSS was intended for future acquisitions. Each of the LLC's also entered into Receivable Financing Agreements with MSCH (the "Second Receivable Agreements"), under which MSCH provided financing to each LLC for its purchase of the respective receivables and contracts from USS.

    In contemplation of the Company's sale of USS to Vector Security, Inc., the financing arrangement described above was further modified as follows: USS assigned and transferred its Membership Interests in RSS and RSM to the Company's wholly owned subsidiary, Response Ability Systems, Inc., a New Jersey corporation and USS maintained its Membership Interest in RAM, which was sold to Vector Security, Inc. as part of the Sale Transaction.

    On September 30, 1999, the Company sold its stock in USS to Vector Security, Inc. and paid off approximately $30,600,000, including accrued interest, of the MSCH Financing Agreement in respect of RAM. As of October 1, 1999, approximately $26,200,000 is outstanding to MSCH under the MSCH Financing Agreement in respect of RSS and RSM and approximately $13,800,000 is available for future borrowing. Substantially all of the Company's MRR of $830,000 has been pledged pursuant to the MSCH

Financing Agreement. As a result, in order to obtain additional borrowing under the Financing Agreement, new collateral must be acquired or internally generated.

    The Company's working capital increased by $1,472,236 from a working capital deficiency of $1,508,402 at June 30, 1998 to a working capital deficiency of $36,166 at June 30, 1999. The Company believes that its cash flows from operations as well as existing financial resources will be necessary to fund the Company's principal and interest payments on its debt and capital expenditures, which are the Company's principal uses of cash.

    Net cash used in operating activities for Fiscal 1999 was $7,633,872, as compared to net cash provided by operating activities of $1,164,746 for Fiscal 1998. In March 1999, the Company paid its deferred compensation expense liability of $3,000,000 to two former key employees of USS. The remaining increase in cash used in operating activities is primarily due to increases in accounts receivable and inventory.

    Net cash used in investing activities for Fiscal 1999 was $18,335,060. Purchases of monitoring contracts, including purchase holdback payments, accounted for $13,476,397 of the cash used in investing activities. Other investing activities included the purchase of property and equipment of $4,516,426 (including equipment used for rentals in the amount of $2,373,381).

    Net cash provided by financing activities was $28,263,800 for Fiscal 1999. Net proceeds received of $47,862,258 included $1,575,000 from a line of credit, $45,787,258 from a receivables financing agreement, and $500,000 from equipment financing notes payable. The proceeds were primarily used to satisfy the Company's existing indebtedness at July 30, 1998 of $17,985,000, the acquisition of monitoring contracts and related assets and working capital. The Company's cash increased by $2,274,876 during Fiscal 1999, which will be used for working capital.

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

    ASSESSMENT PHASE--Identify all IT and Non-IT issues and establish priorities.

    DETAILED PLANNING PHASE--Development of specific action steps to address the issues identified in the Assessment Phase.

    CONVERSION PHASE--Implement the necessary system modifications as outlined in the Detailed Planning Phase.

    TESTING PHASE--Verification that the modifications implemented in the Conversion Phase will be successful in resolving the Year 2000 Issue so that all identified IT and Non-IT issues will function properly, both individually and on an integrated basis.

    IMPLEMENTATION PHASE--Final implementation of the fully tested modifications.

    Based on an inventory conducted during Fiscal 1998, the Company has identified computer systems that will require modification or replacement so that they will properly utilize dates beyond December 31, 1999. The majority of the Company's critical systems are new and are already Year 2000 compliant, such as the central station monitoring hardware and software used at our Monitoring Station and the Company's current accounts receivable and billing software. The Company installed an upgraded general ledger and accounts payable program, which the manufacturer warrants is Year 2000 compliant during the fourth quarter of Fiscal 1999. The Company has not incurred significant costs in regard to Year 2000 compliance thus far and the Company does not expect to incur significant costs in its future compliance efforts. In addition the Company has started communicating with its significant suppliers, customers, and financial institutions, to determine their plans for remediating the Year 2000 Issue in their software which the Company relies on. The Company is attempting to limit the potential impact of the Year 2000 by monitoring the progress of its own Year 2000 project and those of its critical external relationships. Should the Company be notified of any significant issues through responses to its inquiries of key third parties, it intends to develop and implement contingency plans to minimize the impact on its operations. The Company believes that with modifications to its existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed within an adequate time frame, the Year 2000 Issue could have a material adverse impact on the operations of the Company.

INFLATION

    The Company does not believe that inflation has a material effect on its operations.

ITEM 7. FINANCIAL STATEMENTS

    The response to this Item is submitted as a separate section of this report commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    The information required by Part III (Items 9, 10, 11 and 12 of Form 10-KSB) is incorporated herein by reference to the Company's Definite Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, with respect to the Company's next Annual Meeting of Stockholders which is expected to be filed on or prior to October 28, 1999.

                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-B).

EXHIBIT NO.                           DESCRIPTION
-----------   ------------------------------------------------------------
       2(a)   Agreement and Plan of Reorganization dated August 9, 1990, by and among the Company (Corsica Capital Corp.), Management of Corsica Capital Corp. and Lifecall Systems, Inc.(1)

       2(b) Plan and Agreement of Merger dated March 18, 1992 by and between Response USA, Inc. (Delaware) and Lifecall America,
              Inc.(1)

       2(c)   Delaware Certificate of Ownership and Merger, merging
              Response USA, Inc., a Nevada Corporation with and into its wholly-owned subsidiary Response USA, Inc., a Delaware corporation(1)

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

       4(i)   1997 Stock Option Plan of the Company adopted by the
              Company's Board in September 1997(3)

       4(j)   1999 Stock Option Plan of the Company adopted by the
              Company's Board of Directors on March 31, 1999(5)

      10(a) Lifecall Systems, Inc. Third Amended Plan of Reorganization with Order Affirming Third Amended Plan of Reorganization dated January 9, 1990(1)

      10(b) Employment Agreement dated August 28, 1992, by and between the Company and Richard M. Brooks, and Addendum thereto dated October 1, 1992, as amended(2)

      10(c) Employment Agreement dated August 28, 1992, by and between the Company and Ronald A. Feldman, and Addendum thereto dated October 1, 1992, as amended(2)

EXHIBIT NO.                           DESCRIPTION
-----------   ------------------------------------------------------------
      10(d)   Employment Agreement dated February 10, 1998, by and between the Company and Robert L. May(6)

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

      10(f)   Asset Purchase Agreement dated October 1, 1997 between the
              Company and Triple A Security Systems, Inc.(2)

      10(g)   Loan and Security Agreement dated as of June 30, 1996
              between Mellon Bank, N.A. and the Company(2)

      10(h)   Purchase Agreement dated as of March 4, 1997, among BKR,
              Inc., the Company and HealthLink, Ltd.(2)

      10(i)   Operating Agreement of HealthLink, Ltd. dated as of March 4,
              1997(2)

      10(j) Agreement dated as of June 18, 1997, by and among the Company and the holders of the Preferred Stock who are signatories thereto and Amendment No. 1 thereto.(3)

      10(k)   Purchase Agreement dated as of July 30, 1998, between
              Response Acquisition Corp. and United Security Systems, Inc.
              (excluding all exhibits and schedules)(4)

      10(l) Receivable Financing Agreement dated as of July 30, 1998, among McGinn, Smith Capital Holdings Corp., Response
              Acquisition Corp. and United Security Systems, Inc.
              (excluding all exhibits and schedules)(4)

      10(m)   Stock Purchase Agreement among Response USA, Inc., United
              Security Systems, Inc., The Jupiter Group, Inc. d/b/a Triple
              A Patrol and Vector Security, Inc., dated August 11, 1999
              (excluding all exhibits and schedules)

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

    (3) Incorporated by reference to the Company's Registration Statement on Form SB-2 (registration number 333-37595).

    (4) Incorporated by reference to a Report filed by the Company on Form 8-K dated August 6, 1998.

    (5) Incorporated by reference to the Company's Proxy Statement in connection with the Company's Annual Meeting held in March 1999.

    (6) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

(b) Reports on Form 8-K. On August 6, 1998, the Company filed a Report on Form 8-K reporting information under "Item 5--Other Events." On October 6, 1998, the Company filed a Report on Form 8-K reporting information under "Item 2--Acquisition or Disposition of Assets." The Company amended this Report by filing an 8-K/A on December 14, 1998.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
RESPONSE USA, INC. AND SUBSIDIARIES

Independent Auditors' Report...............................................................................        F-2

Consolidated Balance Sheet at June 30, 1999................................................................        F-3

Consolidated Statements of Operations for the Fiscal Years Ended June 30, 1998 and June 30, 1999...........        F-4

Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended June 30, 1998 and June 30,
  1999.....................................................................................................        F-5

Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 1998 and June 30, 1999...........        F-7

Notes to Consolidated Financial Statements.................................................................       F-10

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  Response USA, Inc.

    We have audited the accompanying consolidated balance sheet of Response USA, Inc. and subsidiaries as of June 30, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statement presents fairly, in all material respects, the financial position of the Company as of June 30, 1999 and the results of its operations and cash flows for the years ended June 30, 1999 and 1998 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
October 1, 1999

                      RESPONSE USA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 JUNE 30, 1999

ASSETS

CURRENT ASSETS:
  Cash....................................................................................  $   3,241,016
  Marketable securities...................................................................         15,000
  Accounts receivable--
    Trade, net of allowance for doubtful accounts of $761,631.............................      3,834,499
  Inventory...............................................................................      2,621,052
  Prepaid expenses and other current assets...............................................        562,072
                                                                                            -------------
        Total current assets..............................................................     10,273,639
                                                                                            -------------
MONITORING CONTRACT COSTS--
  Net of accumulated amortization of $15,509,288..........................................     44,662,593
                                                                                            -------------
PROPERTY AND EQUIPMENT--
  Net of accumulated depreciation and amortization of $5,896,462..........................      5,889,409
                                                                                            -------------
OTHER ASSETS:
  Deferred financing costs, net of accumulated amortization of $950,812...................      7,371,692
  Other noncurrent assets.................................................................        244,659
                                                                                            -------------
        Total other assets................................................................      7,616,351
                                                                                            -------------
TOTAL ASSETS..............................................................................  $  68,441,992
                                                                                            -------------
                                                                                            -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt:
    Notes payable.........................................................................      2,004,600
    Capitalized lease obligations.........................................................        161,833
  Accounts payable, trade.................................................................        996,304
  Purchase holdbacks......................................................................        673,122
  Accrued expenses and other current liabilities..........................................      3,102,125
  Deferred revenue........................................................................      3,371,821
                                                                                            -------------
        Total current liabilities.........................................................     10,309,805
                                                                                            -------------
LONG-TERM LIABILITIES--Net of current portion:
  Long-term debt:
    Notes payable.........................................................................     51,676,232
    Capitalized lease obligations.........................................................        274,888
  Purchase holdbacks......................................................................         64,483
                                                                                            -------------
        Total long-term liabilities.......................................................     52,015,603
                                                                                            -------------
COMMITMENTS AND CONTINGENCIES (see Note 13)

STOCKHOLDERS' EQUITY:
  Common stock, par value $.008, authorized 37,500,000 shares, issued and outstanding
    8,351,012 shares......................................................................         66,809
  Additional paid-in capital..............................................................     65,708,202
  Collateral shares in escrow.............................................................       (500,000)
  Accumulated deficit.....................................................................    (59,148,427)
  Accumulated other comprehensive loss....................................................        (10,000)
                                                                                            -------------
        Total stockholders' equity........................................................      6,116,584
                                                                                            -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................................................  $  68,441,992
                                                                                            -------------
                                                                                            -------------

                See notes to consolidated financial statements.

                      RESPONSE USA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       YEARS ENDED JUNE 30, 1999 AND 1998

                                                                                         1999            1998
                                                                                    --------------  --------------
OPERATING REVENUES:
  Product sales...................................................................  $    4,778,545  $    3,310,876
  Monitoring and service..........................................................      19,786,538      12,358,368
  Security patrol.................................................................       2,864,570         850,884
                                                                                    --------------  --------------
                                                                                        27,429,653      16,520,128
                                                                                    --------------  --------------
COST OF REVENUES:
  Product sales...................................................................       4,474,744       2,374,095
  Monitoring and service..........................................................       5,959,620       3,631,796
  Security patrol.................................................................       2,236,396         672,247
                                                                                    --------------  --------------
                                                                                        12,670,760       6,678,138
                                                                                    --------------  --------------
GROSS PROFIT......................................................................      14,758,893       9,841,990
                                                                                    --------------  --------------
OPERATING EXPENSES:
  Selling, general and administrative.............................................      14,233,218       7,912,072
  Compensation--options/employment contracts......................................         437,500         537,541
  Depreciation and amortization...................................................       7,998,630       4,334,381
  Nonrecurring charges (see Note 4)...............................................         208,501         838,581
                                                                                    --------------  --------------
                                                                                        22,877,849      13,622,575
                                                                                    --------------  --------------
LOSS FROM OPERATIONS..............................................................      (8,118,956)     (3,780,585)
                                                                                    --------------  --------------
OTHER INCOME (EXPENSE):
  Interest expense, net...........................................................      (4,116,332)     (2,915,434)
  Joint venture loss (see Note 3).................................................                      (2,969,484)
                                                                                    --------------  --------------
                                                                                        (4,116,332)     (5,884,918)
                                                                                    --------------  --------------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM...................................     (12,235,288)     (9,665,503)
INCOME TAXES......................................................................         (27,548)
                                                                                    --------------  --------------
LOSS BEFORE EXTRAORDINARY ITEM....................................................     (12,262,836)
EXTRAORDINARY ITEM--Loss on debt extinguishment...................................      (2,567,806)
                                                                                    --------------  --------------
NET LOSS..........................................................................     (14,830,642)     (9,665,503)
DIVIDENDS AND ACCRETION ON PREFERRED STOCK........................................                      (3,210,333)
                                                                                    --------------  --------------
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS........................................  $  (14,830,642) $  (12,875,836)
                                                                                    --------------  --------------
LOSS PER COMMON SHARE, Basic and diluted:
  Loss before extraordinary item..................................................           (1.66) $        (2.61)
  Extraordinary item..............................................................           (0.35)
                                                                                    --------------  --------------
NET LOSS..........................................................................  $        (2.01) $        (2.61)
                                                                                    --------------  --------------
                                                                                    --------------  --------------
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS........................................  $        (2.01) $        (3.48)
                                                                                    --------------  --------------
                                                                                    --------------  --------------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING.....................................       7,382,618       3,696,372
                                                                                    --------------  --------------
                                                                                    --------------  --------------

                See notes to consolidated financial statements.

                      RESPONSE USA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       YEARS ENDED JUNE 30, 1999 AND 1998

                                 PREFERRED STOCK        PREFERRED STOCK
                                     SERIES A              SERIES B             COMMON STOCK
                               --------------------  ---------------------  ---------------------  ADDITIONAL  COLLATERAL
                                NUMBER                NUMBER                 NUMBER                 PAID-IN     SHARES
                               OF SHARES   AMOUNT    OF SHARES    AMOUNT    OF SHARES    AMOUNT     CAPITAL    IN ESCROW
                               ---------  ---------  ---------  ----------  ---------  ----------  ----------  ---------
BALANCE, JUNE 30, 1997.......      6,890  $7,757,783                        1,769,736  $   14,158  $35,439,510
Secondary offering...........                                               3,268,800      26,150  17,968,176
Exercise of stock options....                                                  19,972         160     135,132
Exercise of warrants by
  lender.....................                            3,070  $       31    107,263         858
Issuance of common stock to
  lender.....................                                                  40,000         320     267,180
Issuance of common stock to
  consultant.................                                                  15,000         120      89,880
Discount on and deemed
  dividends on preferred
  stock......................             2,044,152
Conversion of preferred
  stock-- Series A...........     (1,000) (1,125,000)                         300,000       2,400   1,272,600
Conversion of preferred
  stock-- Series B...........                           (3,070)        (31)   102,319         819        (788)
Redemption of preferred
  stock......................     (5,890) (8,676,935)
Issuance of warrants to
  preferred shareholders.....                                                                       1,016,181
Issuance costs incurred in
  connection with the
  preferred stock
  settlement.................                                                                         (16,081)
Acquisitions.................                                                 686,898       5,496   4,483,623
Employee bonus...............                                                   1,334          11       9,989
Other........................                                                   5,701          45         (45)
Comprehensive loss:
  Net loss...................                                                                                  (9,665,503)
  Other comprehensive loss...
                                                                                                               ---------
  Total comprehensive loss...                                                                                  (9,665,503)
                               ---------  ---------  ---------  ----------  ---------  ----------  ----------  ---------
                                                                                                               ---------
BALANCE, JUNE 30, 1998.......             $                     $           $6,317,023 $   50,537  $60,664,468
                               ---------  ---------  ---------  ----------  ---------  ----------  ----------
                               ---------  ---------  ---------  ----------  ---------  ----------  ----------

                                                ACCUMULATED
                                                   OTHER
                               ----------------------------------------------
                               COMPREHENSIVE   COMPREHENSIVE    ACCUMULATED
                                    LOSS            LOSS          DEFICIT        TOTAL
                               --------------  --------------  --------------  ----------
BALANCE, JUNE 30, 1997.......                                   $(31,441,949)  $11,769,502
Secondary offering...........                                                  17,994,326
Exercise of stock options....                                                     135,292
Exercise of warrants by
  lender.....................                                                        (889)
Issuance of common stock to
  lender.....................                                                     267,500
Issuance of common stock to
  consultant.................                                                      90,000
Discount on and deemed
  dividends on preferred
  stock......................                                     (2,044,152)
Conversion of preferred
  stock-- Series A...........                                       (150,000)
Conversion of preferred
  stock-- Series B...........
Redemption of preferred
  stock......................                                                  (8,676,935)
Issuance of warrants to
  preferred shareholders.....                                     (1,016,181)
Issuance costs incurred in
  connection with the
  preferred stock
  settlement.................                                                     (16,081)
Acquisitions.................                                                   4,489,119
Employee bonus...............                                                      10,000
Other........................
Comprehensive loss:
  Net loss...................                                     (9,665,503)  (9,665,503)
  Other comprehensive loss...

  Total comprehensive loss...
                               --------------  --------------  --------------  ----------

BALANCE, JUNE 30, 1998.......   $                $              $(44,317,785)  $16,397,220
                               --------------  --------------  --------------  ----------
                               --------------  --------------  --------------  ----------

                See notes to consolidated financial statements.

                      RESPONSE USA, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                       YEARS ENDED JUNE 30, 1999 AND 1998

                                   PREFERRED STOCK        PREFERRED STOCK
                                       SERIES A              SERIES B             COMMON STOCK
                                 --------------------  ---------------------  ---------------------  ADDITIONAL  COLLATERAL
                                  NUMBER                NUMBER                 NUMBER                 PAID-IN     SHARES
                                 OF SHARES   AMOUNT    OF SHARES    AMOUNT    OF SHARES    AMOUNT     CAPITAL    IN ESCROW
                                 ---------  ---------  ---------  ----------  ---------  ----------  ----------  ---------
BALANCE, JUNE 30, 1998.........                                               6,317,023  $   50,537  $60,664,468
Acquisitions, including
  payments of stock
  guarantees...................                                               1,037,335       8,299   4,005,123
Issuance of shares in escrow to
  guarantee acquisition note
  (see Note 2).................                                                 454,222       3,634     496,366
Exercise of stock options and
  warrants.....................                                                 422,800       3,382       9,302
Issuance of shares of common
  stock in connection with
  refinancing (see Note 7).....                                                 119,632         957     779,043
Issuance of stock guarantee
  (put warrant) in connection
  with refinancing (see Note
  7)...........................                                                                         311,383
Payment of stock guarantee
  related to refinancing (see
  Note 7)......................                                                                        (505,679)
Net issuance costs incurred in
  connection with the issuance
  of common stock..............                                                                         (51,804)
Comprehensive loss:
  Net loss.....................
  Other comprehensive loss:
    Unrealized holding losses
      on available-for-sale
      stock....................
  Total comprehensive loss.....
                                 ---------  ---------  ---------  ----------  ---------  ----------  ----------  ---------
BALANCE, JUNE 30, 1999.........             $                     $           $8,351,012 $   66,809  $65,708,202 $(500,000)
                                 ---------  ---------  ---------  ----------  ---------  ----------  ----------  ---------
                                 ---------  ---------  ---------  ----------  ---------  ----------  ----------  ---------

                                                 ACCUMULATED
                                                    OTHER
                                 --------------------------------------------
                                 COMPREHENSIVE   COMPREHENSIVE   ACCUMULATED
                                      LOSS            LOSS         DEFICIT       TOTAL
                                 --------------  --------------  ------------  ----------
BALANCE, JUNE 30, 1998.........                                  ($44,317,785) $16,397,220
Acquisitions, including
  payments of stock
  guarantees...................                                                 4,013,422
Issuance of shares in escrow to
  guarantee acquisition note
  (see Note 2).................                                                  (500,000)
Exercise of stock options and
  warrants.....................                                                    12,684
Issuance of shares of common
  stock in connection with
  refinancing (see Note 7).....                                                   780,000
Issuance of stock guarantee
  (put warrant) in connection
  with refinancing (see Note
  7)...........................                                                   311,383
Payment of stock guarantee
  related to refinancing (see
  Note 7)......................                                                  (505,679)
Net issuance costs incurred in
  connection with the issuance
  of common stock..............                                                   (51,804)
Comprehensive loss:
  Net loss.....................   $(14,830,642)                  (14,830,642)  (14,830,642)
  Other comprehensive loss:
    Unrealized holding losses
      on available-for-sale
      stock....................        (10,000)       (10,000)                    (10,000)
                                 --------------
  Total comprehensive loss.....   $(14,840,642)
                                 --------------  --------------  ------------  ----------
BALANCE, JUNE 30, 1999.........                    $  (10,000)   ($59,148,427) $6,116,584
                                 --------------  --------------  ------------  ----------
                                 --------------  --------------  ------------  ----------

                See notes to consolidated financial statements.

                      RESPONSE USA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       YEARS ENDED JUNE 30, 1999 AND 1998

                                                                       1999            1998
                                                                   -------------   ------------
OPERATING ACTIVITIES:
  Net Loss.......................................................  $ (14,830,642)  $ (9,665,503)
  Adjustments to reconcile net loss to net cash provided by (used
    in) operating activities:
    Depreciation and amortization................................      7,998,630      4,334,380
    Amortization of deferred financing costs and debt discount...      3,630,258      1,339,724
    Gain on sale of property and equipment.......................         (4,651)        (3,657)
    Loss on sale of marketable securities........................                         3,777
    Loss recognized on available-for-sale securities.............                        50,000
    Loss on joint venture (see Note 3)...........................                     2,969,484
    Changes in assets and liabilities which (used) provided cash:
      Increase in accounts receivable--Trade.....................     (1,567,459)      (158,140)
      Increase in inventory......................................       (943,509)      (425,094)
      (Increase) decrease in prepaid expenses and other current
       assets....................................................       (121,956)        10,021
      (Increase) decrease in deposits............................         (7,153)       (19,327)
      Increase in accounts payable--Trade........................         25,734        324,657
      Increase in accrued expenses and other current
       liabilities...............................................        777,566        429,870
      (Decrease) increase in accrued deferred compensation.......     (2,562,500)       905,000
      (Decrease) increase in deferred revenues...................        (28,190)     1,069,554
                                                                   -------------   ------------
          Net cash provided by (used in) operating activities....     (7,633,872)     1,164,746
                                                                   -------------   ------------
INVESTING ACTIVITIES:
  Proceeds from the sale of marketable securities................                       113,138
  Purchase of monitoring contracts (net of purchase holdbacks)...    (13,476,397)   (12,562,817)
  Purchase of noncompete covenants related to acquisitions.......                       (20,000)
  Proceeds from the sale of property and equipment...............         21,095          2,900
  Purchase of property and equipment.............................     (4,516,426)    (1,812,030)
  Payment of stock guarantees related to acquisition and
    investment in joint venture..................................       (383,332)
                                                                   -------------   ------------
          Net cash used in investing activities..................    (18,355,060)   (14,278,809)
                                                                   -------------   ------------
FINANCING ACTIVITIES:
  Payment of stock guarantee on debt issuance....................       (350,000)
  Proceeds from the secondary offering...........................                    21,247,200
  Costs incurred in connection with the secondary offering.......                    (3,252,874)
  Redemption of preferred stock..................................                    (8,676,935)
  Costs incurred in connection with the preferred stock
    issuance.....................................................                       (16,081)
  Deferred financing costs incurred..............................     (7,231,121)       (48,948)
  Proceeds of long-term notes payable............................     55,006,729      6,094,673
  Principal payments on long-term debt:
    Notes payable................................................    (18,974,379)    (2,035,553)
    Capitalized lease obligations................................       (148,302)       (65,121)
  Net costs incurred in connection with Common Stock issuances...        (51,803)
  Net proceeds from the exercise of stock options and warrants...         12,684        135,291
                                                                   -------------   ------------
          Net cash provided by financing activities..............     28,263,808     13,381,652
                                                                   -------------   ------------
NET INCREASE IN CASH.............................................      2,274,876        267,589

CASH, BEGINNING OF YEAR..........................................        966,140        698,551
                                                                   -------------   ------------
CASH, END OF YEAR................................................  $   3,241,016   $    966,140
                                                                   -------------   ------------
                                                                   -------------   ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest.........................  $   2,990,156   $  1,568,093

  Cash paid during the year for income taxes.....................  $      27,548

                See notes to consolidated financial statements.

                      RESPONSE USA, INC. AND SUBSIDIARIES

                            STATEMENT OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCIAL ACTIVITIES

    During Fiscal 1998, long-term notes payable of $182,230 were incurred for the purchase of property and equipment. Capitalized lease obligations of $31,623 and $336,635 were incurred for the acquisition of property and equipment for the years ended June 30, 1998 and 1999, respectively.

    During Fiscal 1998, the Company recorded deemed dividends and accretion on such deemed dividends totaling $2,044,152, in connection with the Preferred Stock issuance, with a corresponding charge to accumulated deficit.

    During Fiscal 1998, $1,000,000 of Preferred Stock, and $125,000 in deemed dividends and accretion on such deemed dividends were converted into 300,000 shares of Common Stock.

    During Fiscal 1998, the Company recorded additional paid-in capital of $1,016,181, with a corresponding charge to accumulated deficit, to reflect the fair value of the additional warrants issued to the preferred shareholders (see
Note 9 of Notes to Consolidated Financial Statements of the Company).

    During Fiscal 1999, the Company issued 119,632 shares of its Common Stock to a lender in connection with the refinancing of the Company's indebtedness. As a result, the Company recorded deferred financing costs in the amount of $780,000, Common Stock of $957 and additional paid-in capital of $779,043. In addition, the Company recorded deferred financing costs of $311,383 with a corresponding entry to additional paid-in capital related to a stock price guarantee on these shares (see Note 7 of Notes to Consolidated Financial Statements of the Company).

    During Fiscal 1998, the holder of stock purchase warrants exercised the warrants and received 107,263 shares of Common Stock and shares of Series B Preferred Stock convertible into 102,319 shares of Common Stock. During Fiscal 1998, the holder converted the Series B Preferred Stock into Common Stock.

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

    During Fiscal 1998 and Fiscal 1999, the Company issued 686,664 and 1,024,835 shares of Common Stock, valued at $4,489,119 and $4,013,422, respectively, in connection with acquisitions (see Note 2 of Notes to Consolidated Financial Statements of the Company). During Fiscal 1998 and Fiscal 1999, the Company issued 2,900 and 15,166 shares of Common Stock, respectively, pursuant to guarantees of stock valuations, in connection with past acquisitions of monitoring contracts. The Company also canceled 2,666 shares of Common Stock pursuant to guarantees of stock valuations, during both Fiscal 1998 and Fiscal 1999.

    During Fiscal 1998, the Company reduced amounts receivable and recorded monitoring contract costs in the amount of $4,326 in connection with the purchase of monitoring contracts.

    During Fiscal 1998 and Fiscal 1999, long term notes payable in the amounts of $200,000 and $650,000, respectively were incurred for the acquisition of monitoring contracts.

                      RESPONSE USA, INC. AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCIAL ACTIVITIES
(CONTINUED)
    During Fiscal 1998, the Company issued 1,334 shares of Common Stock, valued at $10,000, as an employee bonus.

    See notes to consolidated financial statements.

                      RESPONSE USA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1999 AND 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS

    PRINCIPLES OF CONSOLIDATION--The accompanying consolidated financial statements include the accounts of Response USA, Inc., its wholly owned subsidiaries Response Ability Systems, Inc., United Security Systems, Inc. ("USS), d/b/a Triple A Protection ("Triple A"), Response Acquisition Corp., Emergency Response Systems, Inc., Organization for Enhanced Capability, Inc., The Jupiter Group, Inc., d/b/a Triple A Security Patrol ("Triple A Patrol"), In Home Health, Inc. and Health Watch, Inc. All significant intercompany transactions and balances have been eliminated.

    Subsequent to June 30, 1999, the Company sold two of its wholly owned subsidiaries, United Security Systems, Inc. and The Jupiter Group, Inc. to Vector Security, Inc. (the "Security Sale"). The sale took place on September 30, 1999. See Note 16 to the consolidated financial statements for further discussion. The financial statements do not include any adjustments as a result of the Security Sale.

    NATURE OF BUSINESS AND REVENUE RECOGNITION--The Company is a fully integrated security systems provider engaged in the monitoring, sale, installation and maintenance of residential and commercial security systems and personal response systems ("PRS"). The Company is a regional provider of security alarm monitoring services for residential and small business subscribers operating in the states of New York, New Jersey, Pennsylvania, Delaware, Maryland and Connecticut. The Company provides security patrol services in the northeast region of Pennsylvania as a supplement to its alarm monitoring services. The Company performs it security and patrol services through United Security Systems, Inc. and The Jupiter Group, Inc. The Company is also a nationwide provider of PRS products which enable individual users, such as elderly or disabled persons, to transmit a distress signal using a portable transmitter. The Company performs its PRS services through Response Ability Systems, Inc., Emergency Response Systems, Inc., Organization for Enhanced Capability, Inc., In Home Health, Inc. and Health Watch, Inc. Revenues from the sale of PRS are recognized upon shipment. Revenues under contracts for monitoring and service are deferred and recognized ratably over the contract period. Revenues from the sale of security and fire alarm systems are recognized when installed.

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

    USE OF ESTIMATES--The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CONCENTRATION OF CREDIT RISK--The Company's products are sold directly and through distributors in the United States to hospitals, home healthcare agencies and individual consumers. The Company performs ongoing credit evaluations of its customers and, in the case of sales-type leases, the leased equipment serves as collateral in the transactions. The Company maintains reserves for potential credit losses. An allowance for doubtful accounts is provided by the Company based on historical collection experience and a review of the current status of existing receivables.

    MARKETABLE SECURITIES--The Company's investments in marketable securities have been categorized as available-for-sale and are stated at fair value. Realized gains and losses, determined using the specific

                      RESPONSE USA, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 1999 AND 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS (CONTINUED) identification method are included in operations; temporary unrealized holding gains and losses are reported as a separate component of stockholders' equity.

    INVENTORY--Inventory is stated at the lower of cost (first-in, first-out method) or market. The Company periodically evaluates the need to record adjustments for impairment of inventory. The Company's policy is to evaluate all inventory, including parts inventory and finished units on hand. Inventory in excess of the Company's estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are management estimates related to the Company's future sales levels, customer demand and possible alternative uses of potentially excess inventory.

    MONITORING CONTRACT COSTS AND AMORTIZATION--Monitoring contracts acquired are stated at cost. The costs of acquired monitoring contracts includes the costs of accounts purchased and any contractual rights to related monitoring revenues purchased from alarm system dealers and emergency response system dealers, and the estimated fair value of the accounts acquired in business acquisitions, including an accrual for estimated acquisition costs, if necessary. Costs related to sales, marketing and installation of systems for accounts internally generated are charged to expense as incurred.

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

    PROPERTY AND EQUIPMENT AND DEPRECIATION AND AMORTIZATION--Property and equipment are stated at cost. Expenditures for additions, renewals and betterments are capitalized; expenditures for maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation or amortization is eliminated from the accounts and any resulting gain or loss is credited or charged to operations. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets.

    DEFERRED FINANCING COSTS AND AMORTIZATION--Costs incurred in connection with various financing have been deferred; amortization is provided using the effective interest method over the terms of the financing, and is included in interest expense.

    IMPAIRMENT OF LONG-LIVED ASSETS--The Company reviews long-lived assets and intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company determines the value of subscriber accounts based on the cash flows from the monthly recurring revenue ("MRR") stream using the most recent historical attrition rate.

    ACCOUNTING FOR STOCK-BASED COMPENSATION--The Company accounts for transactions in which goods or services are received in return for the issuance of equity instruments based on the fair value of the equity instruments or the goods or services received, whichever is more reliably measured.

    NEW ACCOUNTING PRONOUNCEMENTS--Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME. This statement establishes standards for reporting and disclosure of comprehensive income. Reclassification of financial information

                      RESPONSE USA, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 1999 AND 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS (CONTINUED) for earlier periods presented for comparative purposes are required under SFAS No. 130. As this statement only requires additional disclosures in the Company's financial statements, its adoption did not have any impact on the Company's financial position or results of operations.

    Effective July 1, 1998, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement establishes standards for the reporting of information about operating segments and requires the reporting of selected information about operating segments in financial statements. Reclassification of segment information for earlier periods presented for comparative purposes are required under SFAS No. 131. As this statement only requires additional disclosures in the Company's financial statements, its adoption did not have any impact on the Company's financial position or results of operations.

    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement, which was amended in June 1999, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities, and is effective for all interim and annual periods beginning after June 15, 2000. The Company will adopt SFAS 133 for the year beginning July 1, 2000. The Company has not yet determined the impact SFAS No. 133 will have on its consolidated financial position or results of operations.

    INCOME TAXES--The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Also, the tax benefits resulting from the utilization of net operating loss carryforwards are recorded as ordinary income. A valuation allowance is established for deferred tax assets not expected to be realized.

    Principal differences between the Company's financial reporting and tax bases include accounts receivable reserves, inventory reserves, depreciation and amortization of property and equipment, amortization of capitalized costs, and deferred revenue.

    LOSS PER COMMON SHARE--Loss per common share is computed based on the weighted average number of common shares outstanding during each period after deducting dividends and accretion on preferred stock.

    In February 1997, the FASB issued SFAS No. 128, EARNINGS PER SHARE, which was adopted by the Company effective for the year ended June 30, 1998, as required by the statement. For the years ended June 30, 1998 and 1999, the potential common shares have an antidilutive effect on the computation of diluted loss per common share, and have, therefore, been excluded. Accordingly, diluted loss per common share has not been presented.

                      RESPONSE USA, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 1999 AND 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS (CONTINUED) The following table summarizes those securities that could potentially dilute loss (earnings) per common share for common shareholders in the future that were not included in determining loss per common share, as the effect is antidilutive.

                                                                             JUNE 30,
                                                                      ----------------------
                                                                         1999        1998
                                                                      ----------  ----------
Potential Common Shares resulting from:
Stock options.......................................................     697,242   1,159,681
Warrants............................................................     946,150   2,008,760
                                                                      ----------  ----------
                                                                       1,643,392   3,168,441
                                                                      ----------  ----------
                                                                      ----------  ----------

2. ACQUISITIONS

    On February 11, 1998, the Company acquired substantially all of the assets of Triple A. Triple A is engaged in the installation, servicing and monitoring of electronic security systems. In consideration of the acquisition of approximately 14,000 subscriber accounts, the Company paid Triple A an aggregate of $13,056,650, consisting of $10,061,577 in cash (including acquisition costs incurred of $61,577) and 460,780 shares of its common stock, valued at $2,995,073; additionally the Company assumed certain liabilities totaling $1,142,664. The purchase price was allocated based on the fair market value of the assets acquired and liabilities assumed.

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

    On October 1, 1998, the Company acquired all of the issued and outstanding stock (the "Stock") of Health Watch, Inc., a Florida Corporation ("Health Watch" or "the Sellers"), pursuant to a Stock Purchase Agreement dated as of September 16, 1998 (the "Stock Purchase Agreement"). Health Watch is in the business of marketing and monitoring personal response systems ("PRS"), which are designed to summon help in a medical emergency when activated by the subscriber. In consideration of the acquisition of approximately 10,000 subscriber accounts, the Company paid an aggregate of $13,024,134 (including acquisition costs incurred of $253,354), consisting of $9,360,188 in cash and 901,077 shares (the "Payment Shares") of the Company's common stock valued at $3,663,946. The Company was holding 60,240 of these shares in escrow pending final purchase price adjustments. Subsequent to June 30, 1999, 42,041 of these shares were released from escrow and the remaining 18,199 shares were canceled. The purchase price was allocated based on the fair market value of the assets acquired and liabilities assumed. The Company has agreed to guarantee the proceeds to be received by the Sellers in connection with the sale of the Payment Shares (see
Note 12).

                      RESPONSE USA, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 1999 AND 1998

2. ACQUISITIONS (CONTINUED)
    In addition, the Sellers may be entitled to receive up to an aggregate of $3,750,000 upon the achievement of certain milestones relating to additional monthly recurring revenue achieved by Health Watch during the 30 month period following the closing as well as in the event of other transactions, such as the sale of significant accounts (see Note 16). Also, in connection with the Health Watch acquisition, the Company entered into employment agreements with each of former owners of Health Watch. The employment agreements have a term of three years commencing on October 1, 1998 and are terminable by the Company under certain circumstances. In addition, so long as either of the former owners of Health Watch is employed by the Company or any of its affiliates, they are entitled to a single seat, at their request, on the Board of Directors of the Company. As of June 30, 1999, they have not requested such appointment to the Board of Directors.

    The following unaudited proforma combined operating information for the years ended June 30, 1999 and 1998, gives effect for the following: (i) the Company's acquisitions of Triple A, Triple A Patrol and Health Watch, (ii) the issuance of common stock for the acquisitions of Triple A and Triple A Patrol and the conversion and redemption of Preferred Stock (see Note 9), and (iii) the net proceeds borrowed pursuant to a financing agreement between the Company's wholly owned subsidiary, Response Acquisition Corp., and McGinn, Smith Capital Holdings Corp. (the "MSCH Financing Agreement"), which were used for the acquisition of Health Watch, as if all such events had been completed at July 1, 1997. The operations of Triple A and Triple A Patrol are included in the Company's historical results for the year ended June 30, 1999. The pro forma information is based on the historical financial statements of the Company, Triple A, Triple A Patrol and Health Watch, giving effect to the transactions under the purchase method of accounting.

    The unaudited pro forma combined operating information may not be indicative of the results that actually would have occurred if the transactions had occurred on July 1, 1997.

                                                                     YEAR ENDED JUNE 30,
                                                                ------------------------------
                                                                     1999            1998
                                                                --------------  --------------
Operating revenues............................................  $   28,205,380  $   23,810,433
Loss before extraordinary item................................     (12,693,770)    (11,855,719)
Net loss......................................................     (15,261,576)    (11,855,719)
Net loss applicable to common shareholders....................     (15,261,576)    (11,855,719)
Net loss per common share applicable to common shareholders...  $        (2.00) $        (1.68)
Weighted average number of shares outstanding.................       7,622,082       7,048,905

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

    During the year ended June 30, 1999, the Company acquired additional monitoring contracts for an aggregate purchase price of $7,620,416. As consideration, the Company paid $5,953,801 in cash (including

                      RESPONSE USA, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 1999 AND 1998

2. ACQUISITIONS (CONTINUED)
acquisition and assimilation costs of $349,377), incurred notes payable of $650,000 payable over five years, issued 123,758 shares of the Company's common stock valued at $732,777, and increased purchase holdbacks in the amount of $283,838. As part of one such acquisition, the Company issued 163,043 shares of its common stock valued at $975,000, to be held in escrow to guarantee a note payable of $500,000, (the "Acquisition Note"), and a purchase holdback of $100,000. The Acquisition Note agreement required 146,321 shares, valued at 175% of the original note amount to be placed in escrow. The agreement also requires the Company to place additional shares into escrow if the value of the escrow shares falls to below 150% of the original note. The Company has recorded the shares issued in connection with the guarantee of the Acquisition Note at the original Acquisition Note balance, $500,000, and recorded a corresponding amount to Collateral Shares in Escrow in Stockholder's Equity. The shares in escrow related to the remaining 75% of the Acquisition Note value and the purchase holdback were recorded at par value. The Company has placed an additional 291,179 shares in escrow in accordance with the Acquisition Note Agreement. Such shares have been recorded at their par value. The purchase price was allocated based on the fair market value of the assets acquired and liabilities assumed. The pro forma effects of these acquisitions are not considered material.

3. INVESTMENT IN JOINT VENTURE

    On March 4, 1997, the Company entered into a purchase agreement with BKR, Inc. ("BKR"), a Nevada corporation and HealthLink. The parties agreed to the purchase by the Company of a 50% interest in the assets of BKR, the contribution of BKR's remaining 50% interest in the assets to HealthLink, and the contribution of the Company's 50% interest in BKR's assets to HealthLink. HealthLink is engaged in the sale and monitoring of PRS to the general public primarily through national retail and pharmacy chains. In consideration of the Joint Venture, the Company issued 364,721 shares of Common Stock, valued at $3,300,000, to BKR for their 50% interest in HealthLink.

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

    BKR, as part of the purchase agreement, was granted 150,000 warrants to purchase shares of the Company's common stock subject to certain provisions. On February 9, 1999, the Company acquired all of the existing monitoring contracts of HealthLink for $125,000 and paid $250,000 to satisfy a stock price guarantee. On this date, all warrants issued to BKR were canceled.

                      RESPONSE USA, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 1999 AND 1998

3. INVESTMENT IN JOINT VENTURE (CONTINUED)
    The following summary of financial data has been derived from the unaudited financial statements of HealthLink for the year ended June 30, 1998:

Operating revenues..............................................  $ 106,830
Cost of revenues................................................     76,446
                                                                  ---------
Gross profit....................................................     30,384
Selling, general and administrative expenses....................    865,604
Interest expense................................................     38,203
                                                                  ---------
Net loss........................................................  $(873,423)
                                                                  ---------
                                                                  ---------
Current Assets..................................................  $   7,012
Working capital (deficiency)....................................   (600,719)
Total Assets....................................................  3,067,223
Current Liabilities.............................................    607,731
Stockholders' Equity............................................  2,459,492

4. NONRECURRING CHARGES

    During the fourth quarter of Fiscal 1998 and the year ended June 30, 1999, the Company recorded nonrecurring charges totaling $838,581 and $208,501, respectively. The majority of these charges related to employee severance costs and were incurred in connection with management's plan to reduce costs and improve operating efficiencies for the monitoring and servicing of its existing customer base. The plan involved the transfer of its subscriber base to its own central stations and the consolidation of its support infrastructure. All of these charges were expensed as incurred. As such, none of these charges are accrued for at June 30, 1999.

    Nonrecurring charges consisted of the following:

                                                                         YEAR ENDED JUNE 30,
                                                                        ----------------------
                                                                           1999        1998
                                                                        ----------  ----------
Employee severance and related costs..................................  $  198,721  $  693,504
Abandoned fixed assets and inventory..................................       9,780
Abandoned leases......................................................                  60,000
Other.................................................................                  85,077
                                                                        ----------  ----------
                                                                        $  208,501  $  838,581
                                                                        ----------  ----------
                                                                        ----------  ----------

5. INVENTORY

    As of June 30, 1999, inventory consisted of the following:

Parts inventory......................................             $1,995,524
Finished goods.......................................             1,057,238
                                                                  ---------
                                                                  3,052,762
Reserve for obsolescence.............................              (431,710)
                                                                  ---------
                                                                  $2,621,052
                                                                  ---------
                                                                  ---------

                      RESPONSE USA, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 1999 AND 1998

6. PROPERTY AND EQUIPMENT

    As of June 30, 1999, property and equipment consisted of the following:

                                                                    ESTIMATED
                                                                      USEFUL
                                                                      LIVES
                                                                   ------------
Office furniture and equipment...................................       5 years  $   4,998,823
Equipment held for lease.........................................       5 years      5,056,542
Automotive equipment.............................................       3 years      1,223,063
Leasehold improvements...........................................       5 years        507,443
                                                                                    11,785,871
Less accumulated depreciation and amortization (Includes
  $2,558,505 for equipment held for lease).......................                   (5,896,462)
                                                                                 -------------
                                                                                 $   5,889,409
                                                                                 -------------
                                                                                 -------------

7. LONG-TERM NOTES PAYABLE

RECEIVABLE FINANCING AGREEMENT

Principal payments payable as follows: $1,493,302--fiscal year 2000,
  $4,122,649--fiscal year 2001, $6,501,105--fiscal year 2002,
  $8,558,736--fiscal year 2003, and $31,005,233-- fiscal year 2004; plus interest of 7.25%--8.0% on the outstanding loan balance; collateralized by
  related monitoring contracts.                                                  $51,681,025

EQUIPMENT FINANCING

Payable in monthly installments aggregating $41,005 including interest at rates ranging from 2.94% to 11.83%; final payments due July 1999 through February,
  2004; collateralized by related equipment                                         648,662

OTHER

Note payable in monthly installments of $10,258 including interest at 8.5%;
  final payment due July, 2003                                                      422,335

Note payable in monthly installments of 2,086 including interest at 10.0%;
  final payment due February, 2002                                                   60,059

Notes payable in monthly installments aggregating $6,750 including interest at
  8.0%; final payment due January, 2001                                             120,864

Notes payable in monthly installments of $9,046 including interest at 8.0%;
  final payments due March, 2000                                                     70,240

Notes payable in monthly installments of $6,234 including interest at 8.0%
  final payment due July 2004                                                       677,647
                                                                                 ----------
                                                                                 53,680,832
Less current portion                                                              2,004,600
                                                                                 ----------
                                                                                 $51,676,232
                                                                                 ----------
                                                                                 ----------

    Principal payments on long-term notes payable for the next five years are due as follows: years ending June 30, 2000--$2,004,600; 2001--$4,441,937;
2002--$6,798,413; 2003--$8,876,343; 2004--$31,207,880 and thereafter--$351,659.

    The Company's total debt outstanding at June 30, 1999 includes $31,646,445 (including current debt of $871,632) related to its security operations that were sold on September 30, 1999 (see Note 16).

    On July 30, 1998, the Company completed a refinancing of its existing indebtedness with Mellon Bank with a new long-term debt facility with McGinn, Smith Capital Holdings Corp. ("MSCH"). In connection with the refinancing, the Company incurred a charge for loss on debt extinguishment of $2,567,806 during the year ended June 30, 1999. As part of such restructuring, United Security Systems, Inc. ("USS") a subsidiary of the Company, sold certain of its alarm monitoring contracts (the "Purchased Contracts") to its newly created, wholly owned subsidiary, Response Acquisition Corp. ("RAC"), for aggregate consideration of $26,000,000 pursuant to a Purchase Agreement dated July 30, 1998 (the "Purchase Agreement"), between USS and RAC. Also on July 30, 1998, in a related transaction, RAC entered into a Receivable Financing Agreement dated July 30, 1998 (the "Financing Agreement"), among RAC, USS and MSCH in the amount of $26,000,000 (the "Initial Loan") and granted MSCH a first priority perfected security interest in the receivables derived from the Purchased Contracts (the "Receivables"). The Initial Loan has a term of five years and bears interest at a rate of 8% per annum. Subsequent to the Initial Loan, RAC received additional financing (the "Additional Financing") from MSCH in the amount of $26,163,833 and granted MSCH a first priority perfected security interest in the receivables derived from the Purchased Contracts. The Additional Financing also has a term of five years and bears interest at rates of 7.25%-- 8.0% per annum. The Receivables are paid directly into a lockbox administered by USS as Collection agent under the Financing Agreement. Under the terms of the Financing Agreement, all funds derived from the Receivables will be paid to the lockbox account and MSCH will be paid its monthly payment of principal and interest under the Loan out of such lockbox account prior to any payments to the Company. Under the Financing Agreement, RAC has a total credit facility of $70,000,000, of which $52,163,833 has been used and $17,836,167 remains available for future borrowing. RAC may borrow additional funds from time to time pursuant to the Financing Agreement by pledging additional Purchased Contracts, which it may purchase from USS pursuant to the Purchase Agreement to MSCH. A portion of the proceeds from the Financing Agreement was used to satisfy existing indebtedness of the Company and the remaining amount has been and will be used for acquisitions and general working capital.

    Under the MSCH Financing Agreement, the Company is required to pay financing fees of 15% to the lender for each additional borrowing at the time of the financing. These financing fees are recorded as debt issuance costs and are amortized over five years, the term of the notes, using the effective interest method. Taking these debt issuance costs into consideration, the Company's effective interest rates under the Financing Agreement range from 12.06% to 12.75%. In connection with the various borrowings under the Financing Agreement, the Company recorded debt issuance costs of $8,322,504, of which $7,231,121 was paid in cash and $780,000 was paid in 119,632 shares of Common Stock (the "Fee Shares"). The Company has agreed that in the event the proceeds to be derived by MSCH from the sale of the Fee Shares is less than $780,000, the Company is obligated to, at its option pay cash or issue additional shares equal to the amount of the shortfall, if any. This guarantee was recorded as additional paid-in capital and deferred financing costs. In June 1999, the Company and MSCH entered into an agreement whereby the Company would pay MSCH the total shortfall of $505,649 in cash, which has been recorded as a reduction in additional paid-in capital.

    On June 30, 1999, the Financing Agreement was modified. As of June 30, 1999, RAC merged into USS, and USS was the surviving corporation. Also on June 30, 1999, the following events occurred: Three Delaware limited liability companies were formed: (i) Response Alarm Monitoring, LLC ("RAM"); (ii) Response Security Monitoring, LLC ("RSM"); and (iii) Response Security Systems, LLC ("RSS") (collectively, referred to as the "LLCs"). USS was the sole Member of each LLC. Each of the LLCs then entered into Purchase Agreements with USS (the "Second Purchase Agreements") pursuant to which each

LLC purchased certain contracts and receivables from USS. RAM purchased alarm receivables and contracts from USS, RSM purchased PRS receivables and contracts from USS, and RSS was intended for future contract acquisitions. Each of the LLCs also entered into Receivable Financing Agreements with MSCH (the "Second Receivable Agreements"), under which MSCH provided financing to each LLC for its purchase of the respective receivables and contracts from USS.

    The Financing Agreement contains certain provisions that significantly restrict the LLCs' ability to make any loans, advances or other distributions to any other entity. The borrowings under the Financing Agreement are secured by the capitalized monitoring contracts held by RAC. At June 30, 1999 the net book value of such monitoring contracts was $37,785,304.

    In contemplation of the Company's sale of USS to Vector Security, Inc., the financing arrangement described was further modifed as follows: USS assigned and transferred its Membership Interests in RSS and RSM to the Company's wholly owned subsidiary, Response Ability Systems, Inc., a New Jersey Corporation. USS maintained its Membership Interest in RAM, which was sold to Vector Security, Inc. as part of the Security Sale (see Note 16).

    On September 30, 1999, the Company sold its stock in USS to Vector Security, Inc. and paid off approximately $30,628,000, including accrued interest, of the MSCH Financing Agreement in respect of RAM. As of the closing of the Security Sale, approximately $26,200,000 is outstanding to MSCH under the MSCH Financing Agreement in respect of RSS and RSM and approximately $13,800,000 is available for future borrowings. Substantially all of the Company's $830,000 in MRR has been pledged pursuant to the MSCH financing Agreement.

8. CAPITALIZED LEASE OBLIGATIONS

    The Company leases office furniture and equipment with a cost of $700,434 and a net book value of $459,701 at June 30, 1999, under capital leases. The following is a schedule by years of future minimum lease payments under these leases together with the present value of the net minimum lease payments as of June 30, 1999.

YEAR ENDING JUNE 30,
----------------------------------------------------------------------------------
2000..............................................................................  $  192,715
2001..............................................................................     138,411
2002..............................................................................     122,421
2003..............................................................................      48,391
2004..............................................................................
                                                                                    ----------
Total minimum lease payments......................................................     501,938
Less amount representing interest.................................................     (65,217)
                                                                                    ----------
Present value of net minimum lease payments.......................................  $  436,721
                                                                                    ----------
                                                                                    ----------

    The Company's total obligation under capitalized leases at June 30, 1999 includes $424,958 (including short-term obligations of $159,273) related to its security operations that were sold on September 30, 1999 (see Note 16).

9. STOCKHOLDERS' EQUITY

    In May 1996, the Company authorized the issuance of 7,500 shares of 1996 Series A Convertible Preferred Stock. During the year ended June 30, 1997, the Company suspended conversion of its Preferred Stock. Subsequent to the suspension of the conversion of the Preferred Stock, the Company reached two separate settlement agreements with the preferred shareholders, whereby some of the shareholders received an aggregate of 98,166 warrants (the "Preferred Warrants") and others received an aggregate of 147,250 additional warrants (the "Additional Warrants"). The Preferred Warrants entitle the holders to purchase Common Stock of the Company for $6.00 per share and are fifty percent exercisable after June 27, 1998 and fifty percent exercisable after June 27, 1999. The Additional Warrants, which are redeemable by the Company, are exercisable at a price per share of $10.125 and entitle the holder thereof to purchase one share of Common Stock per Additional Warrant. The value of these Additional Warrants, $1,016,181, was recorded as a dividend to the preferred shareholders. Of such Additional Warrants, fifty percent are exercisable after December 1, 1998 and fifty percent are exercisable after December 1, 1999. The Additional Warrants expire after November 30, 2007.

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

    During the year ended June 30, 1998, deemed convertible preferred stock dividends totaling $1,970,528, respectively, were recorded relating to the Preferred Stock. As a result of the beneficial conversion feature contained within the preferred stock dividend, the Company recorded a discount on Preferred Stock in the amount of $73,624 in the year ended June 30, 1998.

    On February 10, 1998, the Company completed a public offering whereby it issued 3,000,000 shares of its Common Stock, at $6.50 per share. The underwriters exercised their overallotment option to purchase an additional 268,800 shares of the Company's Common Stock on March 31, 1998. As a result, the Company received net proceeds from such offering of approximately $18,000,000, after giving effect to underwriting discounts and commissions and other expenses of the offering. The net proceeds from the sale of Common Stock were used for the acquisition of Triple A (see Note 2), and the reduction of amounts outstanding under the Credit Line, which amounts were subsequently borrowed to fund the redemption of the Company's Preferred Stock (see Note 9). In connection with the offering, the Underwriters received warrants to purchase up to an aggregate of 300,000 shares of Common Stock at an exercise price of $9.10.

    The Company has a 1997 Stock Option Plan which provides for the grant of stock options to key employees of the Company to purchase a maximum of 600,000 shares of Common Stock. On January 6, 1998, and effective February 5, 1998, the Board of Directors granted incentive stock options to Directors and Officers of the Company to purchase 500,000 shares of Common Stock at an exercise price equal to the average of the closing bid and ask prices as quoted on the NASDAQ Small Cap Market on the effective date of the Company's secondary public offering, or $6.03, expiring on February 8, 2003. The vesting schedule for the incentive stock options are as follows: (i) 225,000 options vested as of February 5, 1998; (ii) 195,000 options will vest at one-third annually on each anniversary date of grant; and (iii) the remaining 80,000 options vest ratably over a period of one year from the date of grant. In the event of a change in control of the Company, all options will vest immediately (see Note 16). In October 1998, the Board of Directors granted incentive stock options to various employees to purchase 93,875 shares of the Company's Common Stock at an exercise price equal to the market value of the Company's Common Stock on the grant date. The options vest immediately.

    In November 1998, the Company extended the exercise period on 112,500 options issued to former directors in connection with their resignations. The amendments extended the exercise period, which was to have expired within three months after their resignations, to six months and two years from the directors' normal service period. This revision constituted a new measurement date and, accordingly, the effect of the change in fair value has been included in the pro forma figures below.

    In Fiscal 1999, the shareholders of the Company approved the 1999 Stock Option Plan, which provides for the grant of stock options to employees, officers, directors or outside consultants of the Company to purchase up to 750,000 shares of the Company's Common Stock. In March 1999, the Board of Directors granted incentive stock options to Directors of the Company to purchase 90,000 shares of the Company's Common Stock at an exercise price equal to the market value of the Company's stock on the grant date, under the 1999 Stock Option Plan. The options vest immediately.

    The following is a summary of stock option activity:

                                                                                            OPTION       WEIGHTED
                                                                                            PRICE         AVERAGE
                                                                              NUMBER      PER SHARE      EXERCISE
                                                                            OF SHARES      (RANGE)         PRICE
                                                                            ----------  --------------  -----------
Options outstanding at June 30, 1997......................................     679,653  $  .03--$13.35   $   2.061

  Options granted.........................................................     500,000            6.03        6.03
  Options exercised.......................................................     (19,972)     .30--7.875       6.775
                                                                            ----------  --------------  -----------
Options outstanding at June 30, 1998......................................   1,159,681      .03--13.35       3.691
                                                                            ----------  --------------  -----------

Options granted...........................................................     183,875     2.06--4.063        3.09
Options exercised.........................................................    (422,800)           0.03        0.03
Options canceled or expired...............................................    (223,514)     .30--7.875        4.64
                                                                            ----------  --------------  -----------
Options outstanding at June 30, 1999......................................     697,242  $   .30--13.35   $    5.45
                                                                            ----------  --------------  -----------
                                                                            ----------  --------------  -----------
Options exercisable at June 30, 1999......................................     567,242  $   .30--13.35   $    5.31
                                                                            ----------  --------------  -----------
                                                                            ----------  --------------  -----------

    The following table summarizes information about the Company's stock options outstanding at June 30, 1999:

                                                                       WEIGHTED
                                                          NUMBER        AVERAGE      WEIGHTED
                                                        OUTSTANDING    REMAINING      AVERAGE
                                                         JUNE 30,     CONTRACTUAL    EXERCISE
RANGE OF EXERCISE PRICE                                    1999          LIFE          PRICE
------------------------------------------------------  -----------  -------------  -----------
$0.30.................................................         633       28 months   $    0.30
$2.06--4.063..........................................     173,525      114 months        3.02
$6.03.................................................     500,000      103 months        6.03
$7.875................................................       9,334       28 months       7.875
$13.35................................................      13,750       73 months       13.35

    The Company accounts for its stock options plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock option awards, since the exercise price of all options granted was at or above, the market value of the Company's common stock. Had compensation cost for the Plans been determined consistent with SFAS No. 123, ACCOUNTING FOR STOCK

BASED COMPENSATION, the Company's pro forma net loss and loss per share for June 30, 1999 and 1998 would have been as follows:

                                                                                       REPORTED       PRO FORMA
                                                                                     -------------  -------------
1999 Net loss......................................................................  $  14,830,642  $  15,753,780
1999 Net loss applicable to common shareholders....................................     14,830,642     15,753,780
1999 Net loss per share, basic and diluted.........................................  $        2.01  $        2.13

1998 Net loss......................................................................  $   9,665,503  $  10,715,390
1998 Net loss applicable to common shareholders....................................     12,875,836     13,925,723
1998 Net loss per share, basic and diluted.........................................  $        3.48  $        3.77

    The fair value of the stock options issued during the fiscal years ended June 30, 1998 and 1999 were $3.68 and from $1.23 to $2.43, respectively.

    The fair value of options granted under its stock option plans during Fiscal 1998 and Fiscal 1999 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

    (i) no dividend yield

    (ii) expected volatility of 79% and 75% for 1998 and 1999, respectively

   (iii) risk free interest rate of between 5.44% and 6.00%

    (iv) expected lives of 4 years

    The following is a summary of warrant activity:

                                                                                  EXERCISE
                                                                     NUMBER         PRICE
                                                                    OF SHARES     PER SHARE
                                                                   -----------  -------------
Warrants outstanding, June 30, 1997..............................    1,905,555  $  4.50-24.00
Warrants granted to underwriter..................................      300,000           9.10
Warrants issued to preferred shareholders........................      147,250          10.13
Warrants exercised in connection with refinancing................     (209,582)          4.50
Warrants canceled in connection with refinancing.................     (134,463)          4.50
                                                                   -----------  -------------
Warrants outstanding, June 30, 1998..............................    2,008,760  $  6.00-24.00
                                                                   -----------  -------------
                                                                   -----------  -------------
Warrants canceled or expired.....................................   (1,062,610)     7.50-9.75
                                                                   -----------  -------------
Warrants outstanding, June 30, 1999..............................      946,150  $  6.00-24.00
                                                                   -----------  -------------
                                                                   -----------  -------------

10. INCOME TAXES

    The differences between the provision for income taxes and income taxes computed using the federal income statutory tax rate are as follows:

                                                                      YEAR ENDED JUNE 30,
                                                                  ----------------------------
                                                                      1999           1998
                                                                  -------------  -------------
Amount computed using the statutory rate........................  $  (5,042,418) $  (3,286,271)
Increase (decrease) in taxes resulting from:
Nondeductible expenses..........................................        198,465         13,478
State taxes, net of federal taxes...............................         18,183
Federal tax valuation allowance.................................      4,853,318      3,272,793
                                                                  -------------  -------------
Income taxes....................................................  $      27,548  $
                                                                  -------------  -------------
                                                                  -------------  -------------

    At June 30, 1999, the cumulative temporary differences resulted in net deferred tax assets or liabilities consisting primarily of:

Deferred tax assets:
  Capital loss carryover......................................  $     17,362
  Deferred restructuring costs................................        43,200
  Deferred consulting.........................................       380,600
  Other.......................................................        (6,521)
  Accounts receivable reserves................................       247,240
  Inventory reserves..........................................         2,330
  Property....................................................     3,018,518
  Warranty reserves...........................................       113,305
  Accrued vacation accrual....................................       142,268
  Uncollected interest revenue................................       117,435
  Charitable contributions....................................         5,763
  Net operating loss carryforwards............................    12,850,270
                                                                ------------
  Less valuation allowance....................................    16,931,770
                                                                 (16,931,770)
                                                                ------------
                                                                $         --
                                                                ------------
                                                                ------------

    For income tax reporting, the Company has net operating loss carryforwards available to reduce future federal and state income taxes. If not used, the carryforwards will expire as follows:

YEAR ENDING JUNE 30,                                                FEDERAL         STATE
---------------------------------------------------------------  -------------  -------------
2001...........................................................                     1,340,521
2002...........................................................                     3,600,764
2003...........................................................  $     254,200      3,540,941
2004...........................................................         23,100      2,502,248
2005...........................................................                       929,026
2006...........................................................         15,000        420,974
2007...........................................................
2008...........................................................                       136,300
2009...........................................................      3,605,100        390,100
2010...........................................................      2,997,000        147,800
2011...........................................................      3,504,400        160,100
2012...........................................................      4,925,067        217,357
2013...........................................................      3,760,602        138,301
2014...........................................................     15,910,109      2,504,410
                                                                 -------------  -------------
                                                                 $  34,994,578  $  16,028,842
                                                                 -------------  -------------
                                                                 -------------  -------------

    The Company's ability to utilize the net operating loss carryforward amounts disclosed above may be significantly limited under Internal Revenue Code ("IRC")
Section 382 as a result of various changes affecting the Company's capital structure during 1999 and prior years.

11. PROFIT SHARING PLAN

    Effective June 1, 1995, the Company established a qualified profit sharing plan under section 401(k) of the IRC, covering certain of its salaried employees. The Company contributes 75% of each participant's elective deferral up to maximum Company contributions of 3.75% of eligible salaries. Contributions to the plan by the Company for Fiscal 1998 and Fiscal 1999 were $92,950 and 165,897, respectively.

12. COMMITMENTS AND CONTINGENCIES

    EMPLOYMENT AGREEMENTS--The Company has employment contracts with certain key personnel for terms expiring through February 2001. At June 30, 1999, these contracts provide for annual base salaries aggregating $1,441,000. Subsequent to June 30, 1999, in connection with the Security Sale (see Note 16), the Company made aggregate payments under these employment contracts of $1,672,360. Subsequent to the Security Sale, the Company is no longer obligated to pay annual salaries totaling $391,000.

    CONSULTING AGREEMENT--The Company has a yearly renewable consulting agreement with a director of the Company, in which the director of the Company will receive $4,000 per month in consideration for providing certain consulting services to the Company.

    LEASE COMMITMENTS--The Company leases its facilities and various equipment under operating leases expiring at various dates through February 2008. The following is a schedule of future minimum rental payments required under these leases:

YEAR ENDING JUNE 30,
--------------------------------------------------------------------------------
2000............................................................................  $    456,900
2001............................................................................       347,315
2002............................................................................       227,878
2003............................................................................       108,364
2004............................................................................        12,300
                                                                                  ------------
                                                                                  $  1,152,757
                                                                                  ------------
                                                                                  ------------

    The leases provide that the Company pay as additional rent taxes, insurance and other operating expenses applicable to the leased premises. Total rent expense under all operating leases aggregated $431,662 and $665,416 for Fiscal 1998 and Fiscal 1999, respectively.

    OTHER COMMITMENTS--The Company anticipates transferring all of its PRS subscriber accounts from the Triple A Monitoring Station to the Boca Raton Monitoring Station during Fiscal 2000 at an estimated cost of $400,000, including capital expenditures.

    CONTINGENCIES--In the normal course of business, the Company is subject to litigation, none of which is expected to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

    As part of certain acquisitions, the Company has guaranteed the value of its common stock at various prices ranging from $4.15 to $6.75 for periods expiring at various dates through October 2003. As of June 30, 1999, the Company's contingent liabilities under these agreements aggregated $5,651,129, which may be settled in cash or by the issuance of common stock. Based on a June 30, 1999 market price of $1.84, the Company would be required to issue approximately 3,064,600 shares of its common stock to satisfy this contingent liability. Subsequent to June 30, 1999, the Company made payments totaling $4,312,672 related to these guarantees (see Note 16).

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of cash approximates its fair value because of its short maturity. The carrying amount of marketable securities, none of which are held for trading purposes, is fair value (see Note 1).

    The carrying amount of the Financing Agreement approximates its fair value because the interest rates on this obligation approximate market rates.

    The carrying amount of equipment financing and capitalized lease obligations approximates its fair value because the interest rates on these obligations approximate market rates.

14. INDUSTRY SEGMENT INFORMATION

    Upon the adoption of SFAS 131 in 1999, the Company's operations fall into two industry segments: Security and PRS. Previously, the Company's operations were considered to be one segment. The Company's Security segment utilizes electronic systems installed in businesses and residences to provide (i) detection of events such as intrusion or fire, (ii) surveillance and (iii) control of access to property. Such services are provided through the use of an electronic device installed at a customer's location that is monitored by the Company at its central monitoring station. The Security segment also includes the

Company's security patrol operations. The PRS segment includes monitoring services designed to monitor, identify and electronically report emergencies requiring medical, fire or police assistance. Such services are provided through the use of a transmitter worn by the customer and a receiving base located at the customer's home which communicates with the Company's central monitoring station.

    These segments are separate strategic business units that offer different services and are managed separately due to the different technology and marketing strategies required for each segment. The Security segment includes the operations of United Security Systems, Inc. and The Jupiter Group, Inc. and the PRS segment includes the operations of Response Ability Systems, Inc., Emergency Response Systems, Inc., Organization for Enhanced Capability, Inc., In Home Health, Inc., and Health Watch, Inc.

    The following table summarizes the Company's financial information by industry segment. The components of net income (loss) below operating income
(loss) are not separately evaluated by the Company's management on a segment basis.

                                                                                    CORPORATE AND
                                                        SECURITY          PRS           OTHER          TOTAL
                                                      -------------  -------------  -------------  -------------
FISCAL 1999:
Revenues:
  Product Sales.....................................  $   3,859,335  $     919,210                 $   4,778,545
  Monitoring and service............................     12,123,521      7,663,017                    19,786,538
  Security Patrol...................................      2,864,570                                    2,864,570
                                                      -------------  -------------                 -------------
    Total revenues..................................     18,847,426      8,582,227                    27,429,653

Gross profit........................................      9,060,030      5,698,863                    14,758,893
Depreciation and amortization expense...............      5,257,251      2,741,379                     7,998,630
Net loss from operations............................     (3,893,979)    (3,471,956)  $  (753,021)     (8,118,956)

Total assets........................................  $  39,444,085  $  27,660,289   $ 1,337,618   $  68,441,992

FISCAL 1998:

Revenues:
  Product sales.....................................  $   2,038,768  $   1,272,108                 $   3,310,876
  Monitoring and service............................      8,887,636      3,470,732                    12,358,368
  Security patrol...................................        850,884                                      850,884
                                                      -------------  -------------                 -------------
    Total revenues..................................     11,777,288      4,742,840                    16,520,128

Gross profit........................................      6,871,741      2,970,249                     9,841,990
Depreciation and amortization expense...............      3,227,019        937,362   $   170,000       4,334,381
Net loss from operations............................     (1,497,983)      (973,037)   (1,309,565)     (3,780,585)
Total assets........................................  $  33,648,713  $   6,290,871   $ 2,747,312   $  42,686,896

15. FOURTH QUARTER ADJUSTMENTS (UNAUDITED)

    During the fourth quarter of 1999, the Company recorded additional aggregate inventory obsolescence reserves of approximately $414,000. These reserves were recorded as a result of the discontinuation of certain products. The reserves, of which approximately $332,000 was made to the PRS segment and approximately $82,000 was made to the Security segment, were recorded as cost of goods sold.

    Also in the fourth quarter of 1999, the Company recorded additional depreciation expense of approximately $480,000, relating to the writedown of various Security segment assets to their estimated net realizable values.

16. SUBSEQUENT EVENTS

    On September 30, 1999, the Company sold its electronic security and patrol subsidiaries, United Security Systems, Inc. and the Jupiter Group, Inc. to Vector Security, Inc. for approximately $50,300,000. Simultaneous with the Security Sale, the Company paid off $30,628,277 of MSCH financing, including accrued interest, paid stock guarantees of $4,312,672, acquired and subsequently retired 747,582 shares of treasury stock for $1,098,200, released from escrow and subsequently canceled 437,500 shares of Common Stock related to previous acquisitions and paid approximately $3,900,000 in satisfaction of certain severance and transaction expenses.

    The final sales agreement provides for aggregate holdbacks of approximately $5,000,000, which are to be paid after holdback periods ranging from 150 days to one year. Such holdbacks are being held by the buyer pending finalization of certain post-closing adjustments.

                                  * * * * * *

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                RESPONSE USA, INC.

                                By:  /s/ RICHARD M. BROOKS
                                     -----------------------------------------
                                     Richard M. Brooks
                                     PRESIDENT, CHIEF EXECUTIVE AND FINANCIAL
                                     OFFICER AND A DIRECTOR

    Dated: October 13, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------


                                President, Chief Executive   October 13, 1999
                                and Financial
    /s/ RICHARD M. BROOKS       Officer and a Director
------------------------------  (Principal Executive,
      Richard M. Brooks         Financial and Accounting
                                Officer)

                                Chief Operating Officer,     October 13, 1999
    /s/ RONALD A. FELDMAN       Vice President,
------------------------------  Secretary, Treasurer and a
      Ronald A. Feldman         Director

    /s/ RICHARD B. DEWOLFE      Director                     October 13, 1999
------------------------------
      Richard B. DeWolfe

     /s/ A. CLINTON ALLEN       Director                     October 13, 1999
------------------------------
       A. Clinton Allen

    /s/ STUART R. CHALFIN       Director                     October 13, 1999
------------------------------
      Stuart R. Chalfin

                                 EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------   ------------------------------------------------------------
       2(a)   Agreement and Plan of Reorganization dated August 9, 1990, by and among the Company (Corsica Capital Corp.), Management of Corsica Capital Corp. and Lifecall Systems, Inc.(1)

       2(b) Plan and Agreement of Merger dated March 18, 1992 by and between Response USA, Inc. (Delaware) and Lifecall America,
              Inc.(1)

       2(c)   Delaware Certificate of Ownership and Merger, merging
              Response USA, Inc., a Nevada Corporation with and into its wholly-owned subsidiary Response USA, Inc., a Delaware corporation(1)

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

       4(i)   1997 Stock Option Plan of the Company adopted by the
              Company's Board in September 1997(3)

       4(j)   1999 Stock Option Plan of the Company adopted by the
              Company's Board of Directors on March 30, 1999(5)

      10(a) Lifecall Systems, Inc. Third Amended Plan of Reorganization with Order Affirming Third Amended Plan of Reorganization dated January 9, 1990(1)

      10(b) Employment Agreement dated August 28, 1992, by and between the Company and Richard M. Brooks, and Addendum thereto dated October 1, 1992, as amended(2)

      10(c) Employment Agreement dated August 28, 1992, by and between the Company and Ronald A. Feldman, and Addendum thereto dated October 1, 1992, as amended(2)

      10(d) Employment Agreement dated February 10, 1998, by and between the Company and Robert L. May(6)

      10(e)   Agreement dated as of November 22, 1996 between Sloan
              Electronics, Incorporated and the Company(2)

      10(f)   Asset Purchase Agreement dated October 1, 1997 between the
              Company and Triple A Security Systems, Inc.(2)

      10(g)   Loan and Security Agreement dated as of June 30, 1996
              between Mellon Bank, N.A. and the Company(2)

EXHIBIT NO.                           DESCRIPTION
-----------   ------------------------------------------------------------
      10(h)   Purchase Agreement dated as of March 4, 1997, among BKR,
              Inc., the Company and HealthLink, Ltd.(2)

      10(i)   Operating Agreement of HealthLink, Ltd. dated as of March 4,
              1997(2)

      10(j) Agreement dated as of June 18, 1997, by and among the Company and the holders of the Preferred Stock who are signatories thereto and Amendment No. 1 thereto(3)

      10(k)   Purchase Agreement dated as of July 30, 1998, between
              Response Acquisition Corp. and United Security Systems, Inc.
              (excluding all exhibits and schedules)(4)

      10(l) Receivable Financing Agreement dated as of July 30, 1998, among McGinn, Smith Capital Holdings Corp., Response
              Acquisition Corp. and United Security Systems, Inc.
              (excluding all exhibits and schedules)(4)

      10(m)   Stock Purchase Agreement among Response USA, Inc., United
              Security Systems, Inc., The Jupiter Group, Inc. d/b/a Triple
              A Patrol and Vector Security, Inc. dated August 11, 1999
              (excluding all exhibits and schedules)

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

(3) Incorporated by reference to the Company's Registration Statement on Form SB-2 (registration number 333-37595).

(4) Incorporated by reference to a Report filed by the Company on Form 8-K dated August 6, 1998.

(5) Incorporated by reference to the Company's Proxy Statement in connection with the Company's Annual Meeting held in March 1999.

(6) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.