Form 10QSB
period 1999-09-30
RESPONSE USA INC
filed 1999-11-19
CIK 889087

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1999


                         Commission File Number 0-20770


                               RESPONSE USA, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)


           DELAWARE                                           #22-3088639
 (State or other jurisdiction                               (I.R.S. Employer
 of incorporation or organization)                        Identification Number)


 3 EXECUTIVE CAMPUS, 2ND FLOOR SOUTH, CHERRY HILL, NJ               08002
       (Address of principal executive offices)                  (Zip code)


                                 (856) 661-0700
                (Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed by Section 13 or 15
(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes /X/    No /_/

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 6,176,431 shares of Common Stock, $.008 par value per share, as of November 18, 1999.

                       RESPONSE USA, INC. AND SUBSIDIARIES
                                      INDEX


                                                                                                               PAGE
PART I. FINANCIAL INFORMATION

        ITEM 1.  Financial Statements

                 Condensed Consolidated Balance Sheets at September 30, 1999 and June 30, 1999...........    1-2

                 Condensed Consolidated Statements of Operations for the Three Months ended
                  September 30, 1999 and 1998............................................................      3

                 Condensed Consolidated Statement of Stockholders' Equity for the Three Months
                  ended September 30, 1999...............................................................      4

                 Condensed Consolidated Statements of Cash Flows for the Three Months ended
                  September 30, 1999 and 1998............................................................    5-7

                 Notes to Condensed Consolidated Financial Statements....................................   8-13

        ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of
                 Operations..............................................................................  14-19

PART II. OTHER INFORMATION...............................................................................     20

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      RESPONSE USA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                September 30,     June 30,
                                                                     1999          1999
                                                                -------------     --------
ASSETS

CURRENT ASSETS
     Cash ....................................................   $12,632,284   $ 3,241,016
     Marketable securities ...................................                      15,000
     Accounts receivable
         Trade - Net of allowance for doubtful accounts
           of $424,849 and $761,631, respectively ............     1,894,081     3,834,499
     Purchase holdback - Net of allowance of $1,317,820 ......     3,786,281
     Inventory ...............................................     1,594,019     2,621,052
     Prepaid expenses and other current assets ...............       190,704       562,072
                                                                 -----------   -----------
                Total current assets .........................    20,097,369    10,273,639
                                                                 -----------   -----------
MONITORING CONTRACT COSTS - Net of accumulated
   amortization of $4,566,736 and $15,509,288, respectively ..    20,024,544    44,662,593
                                                                 -----------   -----------
PROPERTY AND EQUIPMENT - Net of accumulated
   depreciation and amortization of $3,922,244 and $5,896,462,
   respectively ..............................................     3,738,611     5,889,409
                                                                 -----------   -----------
OTHER ASSETS
     Deferred financing costs - Net of accumulated
        amortization of $418,751 and $950,812, respectively ..     3,842,975     7,371,692
     Other noncurrent assets .................................       177,786       244,659
                                                                 -----------   -----------
                                                                   4,020,761     7,616,351
                                                                 -----------   -----------
                                                                 $47,881,285   $68,441,992
                                                                 ===========   ===========


            See notes to condensed consolidated financial statements

                      RESPONSE USA, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                                  (UNAUDITED)

                                                                      September 30,       June 30,
                                                                           1999             1999
                                                                      -------------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Current portion of long-term debt ............................   $  1,180,693    $  2,166,433
     Accounts payable - Trade .....................................        441,022         996,304
     Income taxes payable .........................................        704,200
     Purchase holdbacks ...........................................        218,559         673,122
     Accrued stock guarantee ......................................        622,251
     Accrued expenses and other current liabilities ...............      2,028,477       3,102,125
     Accrued transaction expenses related to Security Sale (Note 2)      1,854,812
     Deferred purchase price related to prior acquistion (Note 3) .      3,750,000
     Deferred revenue .............................................        276,963       3,371,821
                                                                      ------------    ------------
                Total current liabilities .........................     11,076,977      10,309,805
                                                                      ------------    ------------
LONG-TERM LIABILITIES - Net of current portion
     Long-term debt ...............................................     26,801,999      51,951,120
     Purchase holdbacks ...........................................         28,395          64,483
                                                                      ------------    ------------
                                                                        26,830,394      52,015,603
                                                                      ------------    ------------
COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY
      Common stock - Par value $.008
         Authorized 37,500,000 shares
            Issued and outstanding 7,147,731 shares - September 30,
             1999 and 8,351,012 shares - June 30, 1999 ............         57,182          66,809
      Additional paid-in capital ..................................     59,907,605      65,708,202
      Collateral shares in escrow .................................                       (500,000)
      Accumulated deficit .........................................    (49,990,873)    (59,148,427)
      Accumulated other comprehensive loss ........................                        (10,000)
                                                                      ------------    ------------
                                                                         9,973,914       6,116,584
                                                                      ------------    ------------
                                                                      $ 47,881,285    $ 68,441,992
                                                                      ============    ============

            See notes to condensed consolidated financial statements

                      RESPONSE USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               Three Months ended September 30,
                                               --------------------------------
                                                     1999             1998
                                                     ----             ----
OPERATING REVENUES
     Product sales ..........................   $  1,325,609    $  1,202,723
     Monitoring and service .................      5,626,108       4,142,769
     Security patrol ........................        871,294         670,177
                                                ------------    ------------
                                                   7,823,011       6,015,669
                                                ------------    ------------
COST OF REVENUES
     Product sales ..........................      1,204,010       1,003,071
     Monitoring and service .................      1,589,403       1,318,585
     Security patrol ........................        706,616         502,041
                                                ------------    ------------
                                                   3,500,029       2,823,697
                                                ------------    ------------
GROSS PROFIT ................................      4,322,982       3,191,972
                                                ------------    ------------
OPERATING EXPENSES
     Selling, general and administrative ....      4,028,020       2,726,352
     Compensation - Employment contracts ....                        387,500
     Depreciation and amortization ..........      2,183,425       1,395,998
                                                ------------    ------------
                                                   6,211,445       4,509,850
                                                ------------    ------------
LOSS FROM OPERATIONS ........................     (1,888,463)     (1,317,878)
                                                ------------    ------------
OTHER INCOME/(EXPENSE)
     Interest expense, net ..................     (1,519,967)       (720,945)
     Gain on sale of security division ......     17,354,099
     Loss on marketable securities ..........        (25,000)
                                                ------------    ------------
                                                  15,809,132        (720,945)
                                                ------------    ------------
INCOME (LOSS) BEFORE TAXES ..................     13,920,669      (2,038,823)
     Income tax expense .....................       (704,200)              0
                                                ------------    ------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM .....     13,216,469      (2,038,823)
                                                ------------    ------------
EXTRAORDINARY ITEM
     Loss on debt extinguishment ............     (4,058,915)     (2,567,806)
                                                ------------    ------------
NET INCOME (LOSS) ...........................      9,157,554      (4,606,629)
                                                ============    ============
Income (loss) per common share - Basic
     Income (loss) before extraordinary item    $       1.58          ($0.31)
     Extraordinary item .....................         ($0.49)         ($0.40)
                                                ------------    ------------
     Net income (loss) ......................   $       1.09          ($0.71)
                                                ============    ============
Weighted average number of shares outstanding      8,351,012       6,472,049
                                                ============    ============
Income (loss) per common share - Diluted
     Income (loss) before extraordinary item    $       1.58          ($0.31)
     Extraordinary item .....................         ($0.49)         ($0.40)
                                                ------------    ------------
     Net income (loss) ......................   $       1.09          ($0.71)
                                                ============    ============
Weighted average number of shares outstanding      8,351,512       6,472,049
                                                ============    ============


            See notes to condensed consolidated financial statements

                      RESPONSE USA, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


                                                         Common Stock
                                                         ------------             Additional       Collateral
                                                     Number                        Paid-In          Shares in         Comprehensive
                                                     of Shares       Amount        Capital          Escrow              Income
                                                     ---------       ------        ----------       ----------        -------------

Balance - June 30, 1999 .......................      8,351,012    $     66,809    $ 65,708,202       ($500,000)

Cancellation of shares in escrow to guarantee
  acquisition note and holdback ...............       (454,222)         (3,634)       (496,366)        500,000

Payment of holdback ...........................         16,722             134          99,866

Cancellation of shares in escrow in connection
  with an acquisition .........................        (18,199)           (146)            146

Payment of stock guarantee ....................                                     (4,312,023)

Stock repurchases .............................       (747,582)         (5,981)     (1,092,220)

Comprehensive loss:
  Net income ..................................                                                                          9,157,554
  Other comprehensive income:
    Unrealized holding losses on available-for-
      sale securities .........................                                                                             10,000
                                                                                                                      ------------
Total comprehensive income ....................                                                                       $  9,167,554
                                                     ---------    ------------    ------------     -----------        ============

Balance - September 30, 1999 ..................      7,147,731    $     57,182    $ 59,907,605     $        --
                                                     ---------    ------------    ------------     -----------


                                                            Accumulated
                                                            Other
                                                            Comprehensive    Accumulated
                                                            Income/(Loss)      Deficit       Total

                     >
Balance - June 30, 1999 .......................                ($10,000)   ($59,148,427)   $  6,116,584

Cancellation of shares in escrow to guarantee
  acquisition note and holdback ...............                                            $          0

Payment of holdback ...........................                                            $    100,000

Cancellation of shares in escrow in connection
  with an acquisition .........................                                            $          0

Payment of stock guarantee ....................                                             ($4,312,023)

Stock repurchases .............................                                             ($1,098,201)

Comprehensive loss:
  Net income ..................................                               9,157,554    $  9,157,554

  Other comprehensive income:
    Unrealized holding losses on available-for-
      sale securities .........................                  10,000                    $     10,000
Total comprehensive income ....................
                                                            -----------      -----------     -----------
Balance - September 30, 1999 ..................            $         --     $(49,990,873)   $  9,973,914
                                                            ===========     ============    ============


            See notes to condensed consolidated financial statements

                      RESPONSE USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                    Three Months ended September 30,
                                                                    --------------------------------
                                                                         1999            1998
                                                                         ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) ............................................   $  9,157,554    $ (4,606,629)
   Adjustments to reconcile net income (loss) to net cash used in operating activities
          Depreciation and amortization .........................      2,183,425       1,395,998
          Amortization of deferred financing costs and
             debt discount ......................................        402,039         227,445
          Loss on debt extinguishment ...........................      4,058,915       2,567,806
          Loss on sale of property and equipment ................         42,597           2,947
          Loss on sale of marketable securities .................         25,000
          Gain on sale of security division .....................    (17,349,598)
          Compensation expense in connection with
             employment agreements ..............................        387,500
          Increase in accounts receivable - Trade ...............       (530,980)        (18,075)
          Decrease in inventory .................................        304,066          40,068
          Increase in prepaid expenses and other
             current assets .....................................       (999,030)       (185,805)
          Increase in deposits ..................................        (51,538)         (2,553)
          Decrease in accounts payable - Trade ..................       (320,031)       (243,492)
          Increase (decrease) in accrued expenses and other
             current liabilities ................................      2,521,039        (257,219)
          Decrease in deferred revenues .........................       (145,000)        (42,855)
                                                                    ------------    ------------
                      Net cash used in operating activities .....       (701,542)       (734,864)
                                                                    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of monitoring contracts (net of purchase
       holdbacks) ...............................................       (161,052)     (1,508,584)
    Net proceeds from the sale of security division (net of
       purchase holdbacks) ......................................     42,187,404
    Proceeds from the sale of property and equipment ............         11,868             852
    Purchase of property and equipment ..........................     (1,069,864)       (523,090)
    Payment of stock guarantees .................................     (3,689,772)
                                                                    ------------    ------------
       Net cash provided by (used in) investing activities ......     37,278,584      (2,030,822)
                                                                    ------------    ------------


See notes to condensed consolidated financial statements

                      RESPONSE USA, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                  (UNAUDITED)


                                                                     Three Months ended September 30,
                                                                     --------------------------------
                                                                           1999           1998
                                                                           ----           ----
CASH FLOWS FROM FINANCING ACTIVITIES
    Deferred financing costs incurred ............................       (932,236)        (69,368)
    Proceeds of long-term debt ...................................      6,152,480      24,455,000
    Principal payments on long-term debt .........................    (31,307,817)    (18,201,778)
    Stock repurchases ............................................     (1,098,201)
    Net issuance costs incurred in connection with the issuance of
       common stock ..............................................                         18,827
                                                                     ----------------------------
       Net cash provided by (used in) financing activities .......    (27,185,774)      6,202,681
                                                                     ------------    ------------
NET INCREASE IN CASH .............................................      9,391,268       3,436,995

CASH - BEGINNING .................................................      3,241,016         966,140
                                                                     ------------    ------------
CASH - ENDING ....................................................   $ 12,632,284    $  4,403,135
                                                                     ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the year for interest .......................   $  1,326,955    $    676,196
    Cash paid during the year for income taxes ...................   $         --    $         --

            See notes to condensed consolidated financial statements

                       RESPONSE USA, INC. AND SUBSIDIARIES
                             STATEMENTS OF CASH FLOWS

Supplemental Disclosures of Noncash Investing and Financial Activities

     During the three months ended September 30, 1998 and 1999, long-term notes payable of $160,672 and $32,040, respectively, were incurred for the purchase of property and equipment.

     During the three months ended September 30, 1999, the Company accrued $3,750,000 to monitoring contract costs in connection with an acquisition (see
Note 3 to Notes to Condensed Consolidated Financial Statements). Also related to the same acquisition, the Company accrued $622,251 to Additional Paid-in Capital for a stock price guarantee.

     During the three months ended September 30, 1998, in connection with an acquisition, the Company issued 284,953 shares of its Common Stock, valued at $1,704,027, of which 163,043 shares with a value of $975,000 was stock held in escrow to guarantee a note payable of $500,000 (the "Acquisition Note") and purchase holdback of $100,000. The Acquisition Note agreement required an additional 291,179 shares be placed in escrow during the fiscal year ended June 30, 1999. The Company recorded the shares issued to guarantee the Acquisition Note of $500,000 as collateral shares held in escrow in Stockholder's Equity. On September 30, 1999, the Company released 16,722 shares from escrow to the seller to satisfy the purchase holdback of $100,000. The Company then repurchased 135,902 of the shares issued, including the 16,722 holdback shares, for their guaranteed value of $812,701. Also on this date, the Company paid the balance of the note payable and as a result, the remaining 437,500 shares held in escrow were released to the Company and retired.

     During the three months ended September 30, 1998, the Company issued 119,632 shares of its Common Stock to a lender, in connection with the refinancing of the Company's indebtedness. As a result, the Company recorded debt discount in the amount of $780,000, Common Stock of $957, and Additional Paid-in Capital of $779,043. In June of 1999, the Company recorded deferred financing costs of $311,383 with a corresponding entry to Additional Paid-in Capital related to a stock price guarantee on these shares.

            See notes to condensed consolidated financial statements

                       RESPONSE USA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying interim balance sheet as of September 30, 1999 and the related statements of operations, stockholders' equity and cash flows have been prepared by management of the Company and are in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, comprising normal recurring accruals necessary for a fair presentation of the results of the Company's operations, are included.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1999 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the period ended September 30, 1999 are not necessarily indicative of operating results for the full year.

     Certain amounts in the September 1998 quarterly financial statements have been reclassified to conform to the September 1999 presentation.

2. THE SALE OF THE SECURITY BUSINESS

     On September 30, 1999, the Company sold its electronic security and patrol subsidiaries, United Security Systems, Inc. ("USS") and The Jupiter Group, Inc. d/b/a Triple A Patrol ("Triple A Patrol") (USS together with Triple A Patrol, collectively referred to herein as the "Security Division") to Vector Security, Inc. ("Vector") for approximately $50,300,000 (the "Security Sale") pursuant to the terms of a Stock Purchase Agreement, dated August 11, 1999, as amended (the "Stock Purchase Agreement"). The Company recorded a gain on the Security Sale of $17,354,099, net of certain severance and transaction expenses totaling approximately $4,000,000.

     Simultaneous with the Security Sale, the Company paid off $30,628,277 of McGinn, Smith Capital Holdings Corp. ("MSCH") financing, including accrued interest. As a result of paying off this debt, the Company recorded a loss on debt extinguishment of $4,058,914. The Company also paid other notes payable totaling $455,602, paid stock guarantees of $4,312,023, acquired and subsequently retired 747,582 shares of treasury stock for $1,098,201, released from escrow and subsequently canceled 437,500 shares of Common Stock related to the guarantee of an acquisition note.

     The Stock Purchase Agreement provides for aggregate holdbacks of approximately $5,000,000, which are to be paid after holdback periods ranging from 150 days to one year. Such holdbacks are being held by Vector pending finalization of certain post-closing adjustments. The Company has recorded an estimated allowance of $1,317,820 against the purchase holdback. This allowance was recorded as a decrease to the gain. The outcome of these post-closing adjustments will determine the actual amount of the gain.

3. ACQUISITIONS

     During the three months ended September 30, 1999, the Company acquired additional monitoring contracts for an aggregate purchase price of $65,979. As consideration, the Company paid $61,314 in cash and recorded purchase holdbacks of $4,655 (which are payable over periods of up to two years based on performance guarantees of the seller). The pro forma effects of these acquisitions are not considered material. In satisfaction of holdback liabilities related to prior acquisitions totaling $281,393, the Company paid cash of $99,232, issued 16,722 shares of its Common Stock valued at $100,000, and reduced monitoring contract costs by $82,161.

     In October 1998, the Company acquired the capital stock of Health Watch, Inc ("Health Watch"). Health Watch is in the business of marketing and monitoring personal response systems. As part of this acquisition, the sellers were entitled to receive up to an aggregate of $3,750,000 upon the achievement of certain milestones or as a result of other transactions or events. The sale of the Security Division was an event which resulted in the acceleration of such payment, and accordingly the Company has accrued $3,750,000 with a corresponding entry to monitoring contract costs.

4. LONG-TERM DEBT

     Receivable Financing Agreement
     ------------------------------

     Principal payments payable as follows: $733,956 -fiscal year 2000,
     $1,650,810 - fiscal year 2001, $2,736,561 - fiscal year 2002, $3,885,032 fiscal year 2003, $14,656,064 - fiscal year 2004, and $3,467,259 fiscal year 2005; plus interest at 8.3% - 8.52% on the outstanding loan balance;
     collateralized by related monitoring contracts                                     $ 27,129,682

     Equipment Financing
     -------------------

     Payable in monthly installments aggregating $985 including interest at rates ranging from 7.20% to 10.54%; final payments due August 2002 through
     May 2003; collateralized by related equipment                                            33,298

     Other
     -----

     Note payable in monthly installments of $6,234 including interest at 8%;
     final payment due July 2004                                                             672,464

     Notes payable in monthly installments aggregating $6,750 including interest
     at 8.0%; final payment due January 2001                                                 102,912

     Notes payable in monthly installments of $9,046 including interest at 8%;
     final payments due March, 2000                                                           44,336
                                                                                        ------------
                                                                                          27,982,692
                                                                                        ------------
     Less Current Portion                                                                  1,180,693

                                                                                        $ 26,801,999
                                                                                        ============



     On June 30, 1999, the Company's Receivable Financing Agreement with McGinn, Smith Capital Holdings Corp. ("MSCH") was modified. As of June 30, 1999, Response Acquisition Corp., a subsidiary of the Company ("RAC") merged with and into USS, and USS was the surviving corporation. Also on June 30, 1999, three Delaware limited liability companies were formed: (i) Response Alarm Monitoring, LLC ("RAM"); (ii) Response Security Monitoring, LLC ("RSM"); and (iii) Response Security Systems, LLC ("RSS") (collectively, referred to as the "LLCs"). USS was the sole Member of each LLC. Each of the LLCs then entered into Purchase Agreements with USS (the "Second Purchase Agreements") pursuant to which each LLC purchased certain contracts and receivables from USS. RAM purchased alarm receivables and contracts from USS, RSM purchased Personal Response System (PRS) receivables and contracts from USS, and RSS was intended for future contract acquisitions. Each of the LLCs also entered into Receivable Financing Agreements with MSCH (the "Second Receivable Agreements"), under which MSCH provided financing to each LLC for its purchase of the respective receivables and contracts from USS.

     In contemplation of the Company's sale of USS to Vector in the Security Sale, the financing arrangement described above was further modified as follows:
USS assigned and transferred its Membership Interests in RSS and RSM to the Company's wholly owned subsidiary, Response Ability Systems, Inc., a New Jersey Corporation. USS maintained its Membership Interest in RAM, which was sold to Vector as part of the Security Sale (see Note 2) (the Second Purchase Agreements, as amended, together with the Second Receivable Agreements, as amended, collectively referred to subsequently herein as the "Financing Agreement").

     On September 30, 1999, the Company sold its stock in USS to Vector and paid off approximately $30,628,000, including accrued interest, of the MSCH Financing Agreement in respect of RAM. In connection with the refinancing, the Company incurred a charge for loss on debt extinguishment of $4,058,914. As of the closing of the Security Sale, $27,129,682 is outstanding to MSCH under the MSCH Financing Agreement in respect of RSS and RSM and approximately $12,870,000 is available for future borrowings. Substantially all of the Company's $830,000 in MRR has been pledged pursuant to the MSCH Financing Agreement.

     Under the MSCH Financing Agreement, the Company is required to pay financing fees of 15% to the lender for each additional borrowing at the time of the financing. These financing fees are recorded as debt issuance costs and are amortized over five years, the term of the notes, using the effective interest method. Taking these debt issuance costs into consideration, the Company's effective interest rates under the Financing Agreement range from 13.059% to 13.234%. In connection with the various borrowings under the Financing Agreement, the Company recorded debt issuance costs of $9,254,740. In connection with the repayment of $31,307,817 of the MSCH Financing Agreement on September 30, 1999, the Company wrote off debt issuance costs of $4,058,915, net of accumulated amortization of $934,099.

     The Financing Agreement contains certain provisions that significantly restrict the LLCs' ability to make any loans, advances or other distributions to any other entity. The borrowings under the Financing Agreement are secured by the capitalized monitoring contracts held by RSM and RSS. At September 30, 1999 the net book value of such monitoring contracts was $19,386,713.

5. STOCKHOLDERS' EQUITY

     On September 30, 1999 the Company repurchased 747,582 shares of its Common Stock related to prior security acquisitions for $1,098,201. In addition, the Company paid stock guarantees of $4,312,023.

     The following is a summary of stock option activity:

                                                          Number            Option Price           Weighted Average
                                                          of Shares        Per Share(Range)         Exercise Price
                                                          --------         ---------------         ----------------
        Options outstanding at June 30, 1999                697,242        $ .300 - $13.350              $5.450
         Options granted                                          0
         Options exercised                                        0
         Options canceled or expired                        (28,950)       $4.063 -   6.030              $5.762
                                                            -------        ----------------              ------
        Options outstanding at September 30, 1999           668,292        $ .300 - $13.350              $5.432
                                                            =======        ================              ======
        Options exercisable at September 30, 1999           584,959        $ .300 - $13.350              $5.347
                                                            =======        ================              ======

The following is a summary of warrant activity:

                                                               Number         Warrant Price      Weighted Average
                                                               of Shares     Per Share(Range)     Exercise Price
                                                               ---------     ---------------     ----------------
         Warrants outstanding at June 30, 1999                 946,150       $6.00 - $24.000        $12.566
                                                               =======       ===============        =======
         Warrants outstanding at September 30, 1999            946,150       $6.00 - $24.000        $12.566
                                                               =======       ===============        =======

6. NET INCOME (LOSS) PER COMMON SHARE

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, EARNINGS PER SHARE, which was adopted by the Company effective for the year ended June 30, 1998, as required by this statement. For the three months ended September 30, 1999, 500 shares of Common Stock issuable upon the exercise of outstanding options were included in the diluted weighted average shares outstanding. For the three months ended September 30, 1998, such shares had an antidilutive effect on the net loss per common share, and have, therefore, been excluded. At September 30, 1999, potentially dilutive stock equivalents included 668,292 stock options and 946,150 warrants.

7. COMMITMENTS AND CONTINGENCIES

     EMPLOYMENT AGREEMENTS - The Company has employment contracts with certain employees for terms through September 2002. At September 30, 1999, these contracts provide for annual base salaries aggregating $1,050,000.

     CONSULTING AGREEMENT - The Company has a yearly renewable consulting agreement with A.C. Allen & Co., a company owned by a director of the Company, under which such company will receive $4,000 per month in consideration for providing certain consulting services to the Company.

     CONTINGENCIES - In the normal course of business, the Company is subject to litigation, none of which is expected to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

     As part of certain acquisitions, the Company has guaranteed the value of its Common Stock at various prices ranging from $4.15 to $6.75 for periods expiring at various dates through September 2003. As of September 30, 1999, the Company's contingent liabilities under these agreements aggregated $1,722,752, which may be settled in cash or by the issuance of Common Stock. Based on a September 30, 1999 market price of $1.469, the Company would be required to issue approximately 1,172,738 shares of its Common Stock to satisfy this contingent liability.

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

9. INDUSTRY SEGMENT INFORMATION

     Upon the adoption of SFAS No. 131 in 1999, the Company's operations fall into two industry segments: Security and Personal Response Systems ("PRS"). Previously, the Company's operations were considered to be one segment. The Company's Security segment utilizes electronic systems installed in businesses and residences to provide (i) detection of events such as intrusion or fire,
(ii) surveillance and (iii) control of access to property. Such services are provided through the use of an electronic device installed at a customer's location that is monitored by the Company at its central monitoring station. The Security segment also includes the Company's security patrol operations. The PRS segment includes monitoring services designed to monitor, identify and electronically report emergencies requiring medical, fire or police assistance. Such services are provided through the use of a transmitter worn by the customer and a receiving base located at the customer's home which communicates with the Company's central monitoring station.

     These segments are separate strategic business units that offer different services and are managed separately due to the different technology and marketing strategies required for each segment. The Security segment includes the operations of USS and Triple A Patrol and the PRS segment includes the operations of Response Ability Systems, Inc., Emergency Response Systems, Inc., Organization for Enhanced Capability, Inc., In Home Health, Inc., and Health Watch.

     The following table summarizes the Company's financial information by industry segment. The components of net income (loss) below operating income
(loss) are not separately evaluated by the Company's management on a segment basis.

                                                                                Corporate and
                                                 Security           PRS             Other              Total
                                                 --------           ---         -------------          -----
Quarter ended September 30, 1999:
Revenues:
   Product Sales ...........................   $  1,084,517    $    241,092                      $  1,325,609
   Monitoring and service ..................      3,121,546       2,504,562                         5,626,108
   Security Patrol .........................        871,294         871,294

      Total revenues .......................      5,077,357       2,745,654                          7,823,011
Gross profit ...............................      2,404,948       1,918,034                          4,322,982
Selling, general and administrative expenses      1,971,520       1,976,098          80,402          4,028,020
Depreciation and amortization expense ......      1,255,757         927,668                          2,183,425
Net loss from operations ...................       (822,329)       (985,732)   $    (80,402)        (1,888,463)

Quarter ended September 30, 1998:
Revenues:
   Product sales ...........................   $    986,431    $    216,292                       $  1,202,723
   Monitoring and service ..................      3,067,173       1,075,596                          4,142,769
   Security patrol .........................        670,177         670,177


      Total revenues .......................      4,723,781       1,291,888                          6,015,669
Gross profit ...............................      2,348,344         843,628                          3,191,972
Selling, general and administrative expenses      1,770,013         886,097          70,242          2,726,352
Depreciation and amortization expense ......      1,095,579         300,419                          1,395,998
Net loss from operations ...................       (517,247)       (342,888)   $   (457,743)        (1,317,878)


Total assets at September 30, 1999 .........   $          0    $ 32,945,054    $ 14,936,231       $ 47,881,285
Total assets at June 30, 1999 ..............   $ 39,444,085    $ 27,660,289    $  1,337,618       $ 68,441,992

10. SUBSEQUENT EVENTS

     Concurrent with the closing of the Security Sale, the Company announced a stock repurchase program for up to $2.5 million of its Common Stock. The program authorizes the Company to make purchases of its Common Stock in the open market. The timing and terms of purchases, and the number of shares actually purchased, will be determined by management based on market conditions and other factors. The purchases will be conducted in accordance with applicable rules of the Securities and Exchange Commission. As of November 17, 1999 the Company repurchased and subsequently retired 971,300 shares of its Common Stock at an average market price of $1.23 per share. The total price paid for these shares was $1,196,456.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto.

FORWARD LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that would cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of the "safe harbor" provisions of the Reform Act. Except for the historical information contained herein, the matters discussed in this Form 10-QSB quarterly report are forward-looking statements, which involve risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that can cause actual results to differ materially from the Company's expectations are disclosed in conjunction with the forward-looking statements or elsewhere herein.

GENERAL OVERVIEW

     The Company is a leading provider of PRS throughout the United States engaged in the marketing, installation and monitoring of PRS. The Company markets its proprietary PRS to consumers, home health care agencies, hospitals, health maintenance organizations, durable medical equipment providers and government agencies. The Company's PRS enables individual users, such as elderly or disabled persons, to transmit a distress signal using a portable transmitter to the Company's Monitoring Station. The Company currently monitors approximately 38,000 PRS subscribers generating approximately $830,000 in Monthly Recurring Revenue ("MRR"). The Company believes it is currently the second largest provider of PRS in the United States based on annual recurring revenue. The Company's revenues consist primarily of recurring payments for the monitoring of PRS products. During the past twelve months, the Company has focused significant capital and human resources on the expansion of its PRS operations, increasing its subscriber base by approximately 17,000 customers generating approximately $480,000 in MRR, through acquisitions and the expansion of the Company's PRS provider programs.

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

     On September 30, 1999, the Company sold its Security Division to Vector in the Security Sale. The total consideration for the Security Sale was approximately $50,300,000 in cash (of which approximately $5,000,000 is being held by Vector pending certain post-closing adjustments) and is subject to adjustment under certain circumstances.

     As a result of the Security Sale, the Company is no longer engaged in the alarm or patrol businesses and is solely engaged in the PRS business. Simultaneous with the Security Sale, the Company moved all of its PRS monitoring to its Monitoring Station located in Boca Raton, Florida. Information with respect to the alarm and patrol businesses is included in this Quarterly Report because the financial statements included herein include financial information from such businesses.

     The Company's electronic security systems business utilized electronic systems installed in businesses and residences to provide (i) detection of events such as intrusion or fire, (ii) surveillance and

(iii) control of access to property. The detection devices were monitored either by a third party monitoring station located in Euclid, Ohio or by the Company's Underwriters Laboratory and Factory Mutual approved monitoring station located in Wilkes Barre, Pennsylvania. The monitoring station personnel verify the nature of the emergency and contact the appropriate emergency authorities in the user's area. In some instances, commercial customers may monitor these devices at their own premises or the devices may be connected to local fire or police departments. The products and services marketed in the electronic security services industry range from residential systems that provide basic entry and fire protection to more sophisticated commercial systems.

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

     Operating revenues increased by $1,807,342 or 30% from the three months ended September 30, 1998 ("Fiscal 1999") to the three months ended September 30, 1999 (`Fiscal 2000"). Operating revenues from the security division increased from $4,723,781 to $5,077,357, an increase of $353,576 or 7%. The PRS division contributed an increase in operating revenues of $1,453,766 or 113%.

     Product sales accounted for an increase of $122,886 or 10% from Fiscal 1999 to Fiscal 2000. Product sales from the security division increased by $98,086 or 10%. Product sales from the PRS division decreased by $24,800 or 11%. This decrease is the result of a decrease in sales of PRS to private label wholesalers and home healthcare agencies, as the Company has redirected its efforts to expand its MRR from rental programs through providers.

     Monitoring and service revenues accounted for an increase in operating revenues of $1,483,339 or 36% from Fiscal 1999 to Fiscal 2000. Monitoring and service revenues from the security division increased by $54,373 or 2%. Monitoring and service revenues from the PRS division increased by $1,428,966 or 133%. The acquisition of Health Watch in October 1998 accounted for $1,033,138 or 72% of the PRS increase.

     The Company expanded its operating revenue base to include security patrol revenue in February 1998 through the acquisition of Triple A Patrol. Security patrol revenues increased by $201,117 or 30% from $670,177 in Fiscal 1999 to $871,294 in Fiscal 2000.

     Gross profit increased by $1,131,010 or 35% from Fiscal 1999 to Fiscal 2000. The gross profit from the security division increased by $56,604 or 2%. The gross profit from the PRS division increased by $1,074,406 or 127%. The acquisition of Health Watch accounted for $837,295 or 78% of the PRS increase.

     The Gross Profit Margin ("GPM") as a percentage of sales increased from 53% in Fiscal 1999 to 55% in Fiscal 2000. The security division's GPM percentage decreased from 50% to 47%, while the PRS GPM percentage increased from 65% to 70%.

     Selling, general and administrative expenses increased by $1,301,668 or 48% from Fiscal 1999 to Fiscal 2000.

     The security division's selling, general and administrative expenses increased by $201,507 or 11%, the PRS division increased by $1,090,001 or 123%, and the corporate selling, general and administrative expenses increased by $10,160 or 1% from Fiscal 1999 to Fiscal 2000. Included in the PRS increases are restructuring expenses associated with transferring the Company's subscriber base from its Wilkes Barre, Pennsylvania central station to its Boca Raton, Florida central station in anticipation of the sale of the security division. These restructuring expenses totaled approximately $90,000. The balance of the increase in selling, general and administrative expenses for the PRS division of approximately $1,000,000 is primarily due to the additional payroll and overhead expenses associated with the acquisitions of Health Watch, and In-Home Health which were acquired in October 1998 and January 1999, respectively. These two acquisitions accounted for approximately $841,000 of selling, general and administrative expenses.

     Amortization and depreciation expense increased by $787,427 or 56% from Fiscal 1999 to Fiscal 2000. The security division increased by $160,178 or 15% and the PRS division increased by 627,249 or 209%. The increase in amortization and depreciation expense in the PRS division is primarily due to the Company's acquisitions of the monitoring contracts of Health Watch, Inc. in October 1998 and In Home Health, Inc. in January 1999. These two entities had combined amortization and depreciation expense for the three months ended September 30, 1999 of $561,914, which represents 90% of the PRS increase.

     Net interest expense increased by $799,022 or 111% from Fiscal 1999 to Fiscal 2000. The increase in interest expense is due to additional long-term debt of approximately $34 million from Fiscal 1999 to Fiscal 2000 (see Note 4 of Notes to Condensed Consolidated Financial Statements of the Company). The primary use of such borrowings was for the acquisition of monitoring contracts and property and equipment. Such additional borrowings were also used to fund the move of the Company's subscriber base to its own central station and to integrate the sales and marketing of PRS. On September 30, 1999 the Company reduced its indebtedness by approximately $31.5 million as a result of the sale of its security division (see Note 2 of Notes to Condensed Consolidated Financial Statements of the Company).

     The Company recorded a gain on sale of the security division of $17,354,099 on September 30, 1999 (See Note 3 of Notes to Condensed Consolidated Financial Statements of the Company). This gain is net of an estimated allowance of $1,317,820 on the purchase holdback due from Vector recorded by the Company. The actual amount of the gain will be determined by the outcome of certain post-closing adjustments.

     Income tax expense for the three months ended September 30, 1999 has been estimated to be $704,200, of which $470,000 is related to the gain on sale of the security division.

     Simultaneous with the Security Sale, the Company paid $30,628,277, including interest, of its MSCH Financing Agreement, and as a result, wrote off Deferred Financing Costs of $4,058,915. This write off was recorded as a loss on debt extinguishment, an extraordinary item.

     The net income for Fiscal 2000, was $9,157,554 or $1.09 per share based on 8,351,012 weighted average number of shares outstanding, as compared to a net loss of $4,606,629 or ($.71) per share based on 6,472,049 weighted average number of shares outstanding for Fiscal 1999. The increase in net income is primarily attributable to the gain from the sale of the security division of $17,354,099 or $2.08 per share less the loss on debt extinguishment of $4,058,915 or ($.49) per share. Excluding these two items the company would have had a net loss of $4,137,630 or ($.49) per share for Fiscal 2000. Included in this net loss are non-cash charges totaling $2,585,464, consisting of depreciation and amortization of $2,183,425 and amortization of deferred financing costs of $402,039.

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

LIQUIDITY AND CAPITAL RESOURCES

     On June 30, 1999, the Company's Receivable Financing Agreement with MSCH was modified. As of June 30, 1999, RAC merged with and into USS, and USS was the surviving corporation. Also on June 30, 1999, the following events occurred:
Three Delaware limited liability companies were formed: (i) Response Alarm Monitoring, LLC ("RAM"); (ii) Response Security Monitoring, LLC ("RSM"); and
(iii) Response Security Systems, LLC ("RSS") (collectively, referred to as the "LLCs"). USS was the sole Member of each LLC. Each of the LLCs then entered into Purchase Agreements with USS (the "Second Purchase Agreements") pursuant to which each LLC purchased certain contracts and receivables from USS. RAM purchased alarm receivables and contracts from USS, RSM purchased PRS receivables and contracts from USS, and RSS was intended for future contract acquisitions. Each of the LLCs also entered into Receivable Financing Agreements with MSCH (the "Second Receivable Agreements"), under which MSCH provided financing to each LLC for its purchase of the respective receivables and contracts from USS.

     In contemplation of the Company's sale of USS to Vector in the Security Sale, the financing arrangement described above was further modified as follows:
USS assigned and transferred its Membership Interests in RSS and RSM to the Company's wholly owned subsidiary, Response Ability Systems, Inc., a New Jersey Corporation. USS maintained its Membership Interest in RAM, which was sold to Vector as part of the Security Sale (see Note 2 of Notes to Condensed Consolidated Financial Statements of the Company) (the Second Purchase Agreements as amended together with the Second Receivable Agreements as amended collectively referred to subsequently herein as the "Financing Agreement"). .

     On September 30, 1999, the Company sold its stock in USS to Vector and paid off approximately $30,628,000, including accrued interest, of the MSCH Financing Agreement in respect of RAM. In connection with the refinancing, the Company incurred a charge for loss on debt extinguishment of $4,058,914. As of the closing of the Security Sale, $27,129,682 is outstanding to MSCH under the MSCH Financing Agreement in respect of RSS and RSM and approximately $12,870,000 is available for future borrowings. Substantially all of the Company's $830,000 in MRR has been pledged pursuant to the MSCH Financing Agreement. As a result, in order to obtain additional borrowings under the Financing Agreement, new collateral must be acquired or internally generated.

     Under the MSCH Financing Agreement, the Company is required to pay financing fees of 15% to the lender for each additional borrowing at the time of the financing. These financing fees are recorded as debt issuance costs and are amortized over five years, the term of the notes, using the effective interest method. Taking these debt issuance costs into consideration, the Company's effective interest rates under the Financing Agreement range from 13.059% to 13.234%. In connection with the various borrowings under the Financing Agreement, the Company recorded debt issuance costs of $9,254,740. In connection with the repayment of $31,307,817 of the MSCH Financing Agreement on September 30, 1999, the Company wrote off debt issuance costs of $4,058,915, net of accumulated amortization of $934,099.

     The Financing Agreement contains certain provisions that significantly restrict the LLCs' ability to make any loans, advances or other distributions to any other entity. The borrowings under the Financing Agreement are secured by the capitalized monitoring contracts held by RSS and RSM. At September 30, 1999, the net book value of such monitoring contracts was $19,386,713.

     The Company's working capital increased by $9,056,558 from a working capital deficiency of $36,166 at June 30, 1999 to working capital of $9,020,392 at September 30, 1999. This increase is primarily attributable to the Security Sale.

     Net cash used in operating activities decreased from $734,864 used in Fiscal 1999 to $701,542 used in Fiscal 2000.

     Net cash provided by investing activities was $37,278,584 for Fiscal 2000 as compared to net cash used in investing activities for Fiscal 1999 of $2,030,822. On September 30, 1999, the Company received net proceeds from the sale of the security division of $42,187,404. Also on this date the Company paid stock guarantees of $3,689,772 related to prior security acquisitions. During Fiscal 2000, the Company purchased property and equipment for $1,069,864, which includes equipment used for rentals in the amount of $532,995. The balance of the capital expenditures were incurred mainly for the transfer of all of the Company's PRS subscriber accounts from its Monitoring Station in Wilkes Barre, Pennsylvania to its Monitoring Station in Boca Raton, Florida.

     Net cash used in financing activities was $27,185,774 for Fiscal 2000. The Company received proceeds of $6,152,480 from an additional borrowing under the MSCH Financing Agreement for the PRS division net of $932,236 in deferred financing costs in Fiscal 2000. On September 30, 1999, the Company paid $31,307,817 in principal payments on long-term debt including $30,428,103 of the MSCH Financing Agreement. The Company also repurchased stock related to prior security acquisitions for $1,098,201.

     In October 1998, the Company acquired all of the capital stock of Health Watch. Health Watch is in the business of marketing and monitoring personal response systems. As part of this acquisition, the sellers were entitled to receive up to an aggregate of $3,750,000 upon the achievement of certain milestones or as a result of other transactions or events. The sale of the Security Division was an event which resulted in the acceleration of such payment, and accordingly the Company has accrued $3,750,000 to be paid in cash. The Company has received a letter from the sellers claiming that they are entitled to receive $3,750,000 in Common Stock in lieu of cash valued at the current market price (see Note 3 to Notes of Condensed Consolidated Financial Statements of the Company).

     Concurrent with the closing of the Security Sale, the Company announced a stock repurchase program for up to $2.5 million of its Common Stock. The program authorizes the Company to make purchases of its Common Stock in the open market. The timing and terms of purchases, and the number of shares actually purchased, will be determined by management based on market conditions and other factors. The purchases will be conducted in accordance with applicable rules of the Securities and Exchange Commission. As of November 17, 1999 the Company repurchased and subsequently retired 971,300 shares of its Common Stock at an average market price of $1.23 per share. The total price paid for these shares was $1,196,456.

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

     Based on an inventory conducted during Fiscal year 1999, the Company identified computer systems that required modification or replacement so that they would properly utilize dates beyond December 31, 1999. The majority of the Company's critical systems are new and are already Year 2000 compliant, such as the central station monitoring hardware and software used at our Monitoring Station and the Company's current accounts receivable and billing software. The Company installed and upgraded general ledger and accounts payable programs, which the manufacturer warrants are Year 2000 compliant during the fourth quarter of Fiscal 1999. The Company has not incurred significant costs in regard to Year 2000 compliance thus far and the Company does not expect to incur significant costs in its future compliance efforts. In addition the Company has communicated with its significant suppliers, customers, and financial institutions, to determine their plans for remediating the Year 2000 Issue in their software which the Company relies on. Based on the responses that have been received, the Company believes that these significant suppliers, customers, and financial institutions' products and systems are Year 2000 compliant. The Company is attempting to limit the potential impact of the Year 2000 by monitoring the progress of its own Year 2000 project and those of its critical external relationships. Should the Company be notified of any significant issues through responses to its inquiries of key third parties, it intends to develop and implement contingency plans to minimize the impact on its operations. The Company believes that with modifications to its existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed within an adequate time frame, the Year 2000 Issue could have a material adverse impact on the operations of the Company.

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

RESPONSE USA, INC.                                            November 19, 1999
-----------------                                             -----------------
     Issuer




By: /s/ Richard M. Brooks
    ---------------------------------
    Richard M. Brooks
    President
    Chief Executive Officer

By: /s/ Donna M. Dorris
    ---------------------------------
    Donna M. Dorris
    Chief Financial Officer
    Principal Financial Officer
    Principal Accounting Officer