Form 10QSB
period 1999-12-31
RESPONSE USA INC
filed 2000-02-14
CIK 889087

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 1999

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

                                 (856) 661-0700
                (Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed by Section 13 or 15
(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
No ___                                                                        --

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 7,398,670 shares of Common Stock, $.008 par value per share, as of February 14, 2000.

                       RESPONSE USA, INC. AND SUBSIDIARIES
                                      INDEX


                                                                                     PAGE

PART I. FINANCIAL INFORMATION
     ITEM 1. Financial Statements

          Condensed Consolidated Balance Sheets at December 31, 1999
              and June 30, 1999                                                      1-2

          Condensed Consolidated Statements of Operations for the Six
              Months and Three months ended December 31, 1999 and 1998               3

          Condensed Consolidated Statement of Stockholders' Equity for
              the Six Months ended December 31, 1999                                 4

          Condensed Consolidated Statements of Cash Flows for the Six
              Months and Three Months ended December 31, 1999
              and 1998                                                               5-7

          Notes to Condensed Consolidated Financial Statements                       8-14

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations                                                                        15-20

PART II. OTHER INFORMATION                                                           21


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       RESPONSE USA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                               December 31,          June 30,
                                                                                  1999                 1999
                                                                           ------------------   ------------------

                            ASSETS

CURRENT ASSETS
     Cash                                                                         $4,435,187           $3,241,016
     Marketable securities                                                         2,144,113               15,000
     Accounts receivable
         Trade - Net of allowance for doubtful accounts
           of $593,298 and $761,631, respectively                                  1,871,921            3,834,499
     Purchase holdback - Net of allowance of $1,317,820                            3,795,552
     Inventory                                                                     1,755,874            2,621,052
     Prepaid expenses and other current assets                                       141,503              562,072
                                                                           ------------------   ------------------

                Total current assets                                              14,144,150           10,273,639
                                                                           ------------------   ------------------

MONITORING CONTRACT COSTS - Net of accumulated
   amortization of $5,289,077 and $15,509,288, respectively                       19,713,457           44,662,593
                                                                           ------------------   ------------------

PROPERTY AND EQUIPMENT - Net of accumulated
   depreciation and amortization of $4,295,984 and $5,896,462,
   respectively                                                                    3,999,112            5,889,409
                                                                           ------------------   ------------------

OTHER ASSETS
     Deferred financing costs - Net of accumulated
        amortization of $627,348 and $950,812, respectively                        3,986,379            7,371,692
     Other noncurrent assets                                                         114,960              244,659
                                                                           ------------------   ------------------

                                                                                   4,101,339            7,616,351
                                                                           ------------------   ------------------

                                                                                 $41,958,058          $68,441,992
                                                                           ==================   ==================


           See notes to condensed consolidated financial statements.
                                       1

                       RESPONSE USA, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                                   (UNAUDITED)


                                                                                December 31,          June 30,
                                                                                    1999                1999
                                                                              ------------------  ------------------

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                                               $1,400,838          $2,166,433
     Accounts payable - Trade                                                           394,638             996,304
     Income taxes payable                                                               380,000
     Purchase holdbacks                                                                 221,272             673,122
     Accrued expenses and other current liabilities                                   1,391,039           3,102,125
     Deferred purchase price related to prior acquistion (Note 3)                     3,750,000
     Deferred revenue                                                                   236,796           3,371,821
                                                                              ------------------  ------------------

                Total current liabilities                                             7,774,583          10,309,805
                                                                              ------------------  ------------------

LONG-TERM LIABILITIES - Net of current portion
     Long-term debt                                                                  28,192,755          51,951,120
     Purchase holdbacks                                                                  28,396              64,483
                                                                              ------------------  ------------------

                                                                                     28,221,151          52,015,603
                                                                              ------------------  ------------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY
      Common stock - Par value $.008
         Authorized 37,500,000 shares
            Issued and outstanding 6,170,701 shares - December 31,
             1999 and 8,351,012 shares - June 30, 1999                                   49,366              66,809
      Additional paid-in capital                                                     58,699,105          65,708,202
      Collateral shares in escrow                                                                          (500,000)
      Accumulated deficit                                                           (52,786,147)        (59,148,427)
      Accumulated other comprehensive loss                                                                  (10,000)
                                                                              ------------------  ------------------

                                                                                      5,962,324           6,116,584
                                                                              ------------------  ------------------

                                                                                    $41,958,058         $68,441,992
                                                                              ==================  ==================


           See notes to condensed consolidated financial statements.
                                        2

                       RESPONSE USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                      Six Months ended December 31,              Three Months ended December 31,
                                                    ------------------------------------        ------------------------------------
                                                     1999                   1998                 1999                   1998
                                                    ------------           -------------        ------------          --------------
OPERATING REVENUES
     Product sales                                   $1,511,118             $2,506,445             $185,509             $1,303,722
     Monitoring and service                           8,227,772              9,144,412            2,601,664              5,001,643
     Security patrol                                    871,294              1,410,430                    0                740,253
                                                    ------------           -------------        ------------          --------------
                                                     10,610,184             13,061,287            2,787,173              7,045,618
                                                    ------------           -------------        ------------          --------------
COST OF REVENUES
     Product sales                                    1,376,943              2,106,518              172,933              1,103,447
     Monitoring and service                           2,278,148              2,828,676              688,745              1,510,091
     Security patrol                                    706,616              1,081,879                    0                579,838
                                                    ------------           -------------        ------------          --------------
                                                      4,361,707              6,017,073              861,678              3,193,376
                                                    ------------           -------------        ------------          --------------

GROSS PROFIT                                          6,248,477              7,044,214            1,925,495              3,852,242
                                                    ------------           -------------        ------------          --------------
OPERATING EXPENSES
     Selling, general and administrative              6,738,832              6,187,879            2,710,812              3,461,527
     Compensation - Employment contracts                      0                437,500                    0                 50,000
     Depreciation and amortization                    3,280,506              3,369,374            1,097,082              1,973,376
     Nonrecurring charges                                     0                 72,885                    0                 72,885
                                                    ------------           ------------          -----------          --------------
                                                     10,019,338             10,067,638            3,807,894              5,557,788
                                                    ------------           ------------          -----------          --------------
LOSS FROM OPERATIONS                                 (3,770,861)            (3,023,424)          (1,882,399)            (1,705,546)
                                                    ------------           ------------          -----------          --------------
OTHER INCOME/(EXPENSE)
     Interest expense, net                           (2,281,945)            (1,691,881)            (761,978)              (970,936)
     Gain on sale of security division               17,203,200                                    (150,898)
     Loss on marketable securities                      (25,000)
                                                    ------------           ------------          -----------          --------------
                                                     14,896,255             (1,691,881)            (912,876)              (970,936)
                                                    ------------           ------------          -----------          --------------

INCOME (LOSS) BEFORE TAXES                           11,125,394             (4,715,305)          (2,795,275)            (2,676,482)
     Income tax expense                                (704,200)
                                                    ------------           ------------          -----------          --------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM              10,421,194             (4,715,305)          (2,795,275)            (2,676,482)

EXTRAORDINARY ITEM
     Loss on debt extinguishment                     (4,058,914)            (2,567,806)
                                                    ------------           ------------          -----------          --------------
NET INCOME (LOSS)                                     6,362,280             (7,283,111)          (2,795,275)            (2,676,482)
                                                    ============           ============          ===========          ==============
Income (loss) per common share - Basic

     Income (loss) before extraordinary item              $1.41                 ($0.68)              ($0.44)                ($0.36)
     Extraordinary item                                  ($0.55)                ($0.37)               $0.00                  $0.00
                                                    ------------           ------------          -----------          --------------
     Net income (loss)                                    $0.86                 ($1.05)              ($0.44)                ($0.36)
                                                    ============           ============          ===========          ==============
Weighted average number of shares outstanding         7,385,858              6,940,098            6,420,704              7,408,149
                                                    ============           ============          ===========          ==============
Income (loss) per common share - Diluted
     Income (loss) before extraordinary item              $1.41                 ($0.68)              ($0.44)                ($0.36)
     Extraordinary item                                  ($0.55)                ($0.37)               $0.00                  $0.00
                                                    ------------           ------------          -----------          --------------
     Net income (loss)                                    $0.86                 ($1.05)              ($0.44)                ($0.36)
                                                    ============           ============          ===========          ==============

Weighted average number of shares outstanding         7,387,381              6,940,098            6,420,704              7,408,149
                                                    ============           ============          ===========          ==============


           See notes to condensed consolidated financial statements.
                                        3

                       RESPONSE USA, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)




                                                                Common Stock                  Additional           Collateral
                                                           Number                              Paid-In              Shares in
                                                         of Shares         Amount              Capital               Escrow
                                                       --------------------------------   -------------------  --------------------
Balance - June 30, 1999                                     8,351,012          $66,809           $65,708,202             ($500,000)

Cancellation of shares in escrow to guarantee
  acquisition note and holdback                              (454,222)          (3,634)             (496,366)              500,000


Payment of holdback                                            16,722              134                99,866

Cancellation of shares in escrow in connection
  with an acquisition                                         (18,199)            (146)                  146

Payment of stock guarantee                                                                        (4,325,277)

Stock repurchases                                          (1,724,612)         (13,797)           (2,287,466)

Comprehensive loss:
  Net income
  Other comprehensive income:
    Unrealized holding losses on available-for-sale securities


Total comprehensive income

                                                       --------------------------------   -------------------  --------------------

Balance - December 31, 1999                                 6,170,701         $ 49,366          $ 58,699,105                   $ -
                                                       ================================   ===================  ====================





                                                                          Accumulated
                                                                             Other
                                                   Comprehensive         Comprehensive          Accumulated
                                                      Income             Income/(Loss)            Deficit                Total
                                               --------------------  --------------------  --------------------   -----------------
                                                                            ($10,000)         ($59,148,427)           $6,116,584
Balance - June 30, 1999

Cancellation of shares in escrow to guarantee                                                                             $0
  acquisition note and holdback

Payment of holdback                                                                                                    $100,000

Cancellation of shares in escrow in connection                                                                            $0
  with an acquisition
                                                                                                                    ($4,325,277)
Payment of stock guarantee
                                                                                                                     ($2,301,263)
Stock repurchases

Comprehensive loss:
  Net income                                              6,362,280                            6,362,280              $6,362,280
  Other comprehensive income:
    Unrealized holding losses on available-for-              10,000           10,000                                     $10,000
      sale securities                           --------------------
                                                         $6,372,280
                                                ====================
Total comprehensive income

                                                                               $ -          $ (52,786,147)          $ 5,962,324
Balance - December 31, 1999                                           ====================  ====================   =================




           See notes to condensed consolidated financial statements.
                                       4

                       RESPONSE USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    Six Months ended December 31,
                                                                           -------------------------------------------------
                                                                                   1999                        1998
                                                                           ----------------------      ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                                 $ 6,362,280               $ (7,283,111)
   Adjustments to reconcile net income (loss) to net cash used in operating activities
          Depreciation and amortization                                                3,280,506                  3,369,374
          Amortization of deferred financing costs and
             debt discount                                                               610,637                    462,619
          Loss on debt extinguishment                                                  4,058,914                  2,567,806
          (Gain) loss on sale of property and equipment                                   42,592                     (2,839)
          Loss on sale of marketable securities                                           25,000
          Gain on sale of security division                                          (17,203,200)
          Compensation expense in connection with
             employment agreements                                                                                  437,500
          Increase in accounts receivable - Trade                                       (442,545)                (1,152,107)
          (Increase) decrease in inventory                                               142,211                   (531,955)
          (Increase) decrease in prepaid expenses and other
             current assets                                                             (949,829)                    41,017
          Increase in deposits                                                           (55,987)                   (12,130)
          Increase (decrease) in accounts payable - Trade                               (366,415)                   241,394
          Decrease in accrued expenses and other
             current liabilities                                                        (294,701)                   (53,511)
          Decrease in deferred revenues                                                 (185,162)                   (73,920)
                                                                           ----------------------      ---------------------

              Net cash used in operating activities                                   (4,975,699)                (1,989,863)
                                                                           ----------------------      ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of monitoring contracts (net of purchase
       holdbacks)                                                                       (569,591)                (9,382,444)
    Net proceeds from the sale of security division (net of
       purchase holdbacks)                                                            42,027,235
    Proceeds from the sale of property and equipment                                      11,868                      7,722
    Purchase of property and equipment                                                (1,700,318)                (3,123,309)
    Purchase of marketable securities                                                 (2,144,113)
    Payment of stock guarantees                                                       (4,325,277)
                                                                           ----------------------      ---------------------

              Net cash provided by (used in) investing activities                     33,299,804                (12,498,031)
                                                                           ----------------------      ---------------------


           See notes to condensed consolidated financial statements.
                                       5

                       RESPONSE USA, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                   (UNAUDITED)


                                                                                    Six Months ended December 31,
                                                                           -------------------------------------------------
                                                                                   1999                        1998
                                                                           ----------------------      ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Deferred financing costs incurred                                                 (1,284,236)                   (83,185)
    Proceeds of long-term debt                                                         8,024,734                 38,499,068
    Principal payments on long-term debt                                             (31,569,169)               (18,381,857)
    Stock repurchases                                                                 (2,301,263)
    Net issuance costs incurred in connection with the issuance of
       common stock                                                                                                  (6,063)

                                                                           ----------------------      ---------------------

              Net cash provided by (used in) financing activities                    (27,129,934)                20,027,963
                                                                           ----------------------      ---------------------

NET INCREASE IN CASH                                                                   1,194,171                  5,540,069

CASH - BEGINNING                                                                       3,241,016                    966,140
                                                                           ----------------------      ---------------------

CASH - ENDING                                                                        $ 4,435,187                $ 6,506,209
                                                                           ======================      =====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the year for interest                                           $ 1,949,493                $ 1,203,110
    Cash paid during the year for income taxes                                         $ 324,200                $         -


           See notes to condensed consolidated financial statements.
                                       6

                       RESPONSE USA, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCIAL ACTIVITIES

     During the six months ended December 31, 1998 and 1999, long-term notes payable of $160,672 and $32,040, respectively, were incurred for the purchase of property and equipment.

     During the six months ended December 31, 1999, the Company accrued $3,750,000 to monitoring contract costs in connection with an acquisition (see
Note 3 of Notes to Condensed Consolidated Financial Statements of the Company).

     During the six months ended December 31, 1998, in connection with acquisitions, the Company issued 284,953 shares of its Common Stock, valued at $5,387,998, of which 163,043 shares with a value of $975,000 was stock held in escrow to guarantee a note payable of $500,000 (the "Acquisition Note") and purchase holdback of $100,000 and 60,240 shares were held in escrow pending certain purchase price adjustments. The Acquisition Note agreement required an additional 291,179 shares be placed in escrow during the fiscal year ended June 30, 1999. The Company recorded the shares issued to guarantee the Acquisition Note of $500,000 as collateral shares held in escrow in Stockholder's Equity. On September 30, 1999, the Company released 16,722 shares from escrow to the seller to satisfy the purchase holdback of $100,000. The Company then repurchased 135,902 of the shares issued, including the 16,722 holdback shares, for their guaranteed value of $812,701. Also on this date, the Company paid the balance of the note payable and as a result, the remaining 437,500 shares held in escrow were released to the Company and retired. The Company also cancelled 18,199 of the 60,240 shares held in escrow and released the remaining 42,041 shares from escrow during the six months ended December 31, 1999. In addition, during the six months ended December 31, 1998, the Company cancelled 2,666 shares of its Common Stock pursuant to guarantees of stock valuations in connection with past acquisitions of monitoring contracts.

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

           See notes to condensed consolidated financial statements.
                                       7

                       RESPONSE USA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying interim balance sheet as of December 31, 1999 and the related statements of operations, stockholders' equity and cash flows have been prepared by management of the Company and are in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, comprising normal recurring accruals necessary for a fair presentation of the results of the Company's operations, are included.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1999 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the period ended December 31, 1999 are not necessarily indicative of operating results for the full year.

     Certain amounts in the December 1998 quarterly financial statements have been reclassified to conform to the December 1999 presentation.

2. THE SALE OF THE SECURITY BUSINESS

     On September 30, 1999, the Company sold its electronic security and patrol subsidiaries, United Security Systems, Inc. ("USS") and The Jupiter Group, Inc. d/b/a Triple A Patrol ("Triple A Patrol") (USS together with Triple A Patrol, collectively referred to herein as the "Security Division") to Vector Security, Inc. ("Vector") for approximately $50,300,000 (the "Security Sale") pursuant to the terms of a Stock Purchase Agreement, dated August 11, 1999, as amended (the "Stock Purchase Agreement"). The Company recorded a gain on the Security Sale of $17,203,200, net of certain severance and transaction expenses totaling approximately $4,000,000 and an allowance against the purchase holdback of $1,317,820.

     Simultaneous with the Security Sale, the Company paid off $30,628,277 of McGinn, Smith Capital Holdings Corp. ("MSCH") financing, including accrued interest. As a result of paying off this debt, the Company recorded a loss on debt extinguishment of $4,058,914. The Company also paid other notes payable totaling $455,602, paid stock guarantees of $4,312,023, acquired and subsequently retired 747,582 shares of treasury stock for $1,098,201, and released from escrow and subsequently canceled 437,500 shares of Common Stock related to the guarantee of an acquisition note.

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

3. ACQUISITIONS

     During the six months ended December 31, 1999, the Company acquired additional monitoring contracts for an aggregate purchase price of $486,247. As consideration, the Company paid $468,310 in cash and recorded purchase holdbacks of $17,937 (which are payable over periods of up to two years based on performance guarantees of the seller). The pro forma effects of these acquisitions are not considered material. In satisfaction of holdback liabilities related to prior acquisitions totaling $291,952, the Company paid cash of $101,281, issued 16,722 shares of its Common Stock valued at $100,000, and reduced monitoring contract costs by $90,671.

                      RESPONSE USE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. ACQUISITIONS (CONTINUED)

     In October 1998, the Company acquired the capital stock of Health Watch, Inc ("Health Watch"). Health Watch is in the business of marketing and monitoring personal response systems. As part of this acquisition, the sellers were entitled to receive up to an aggregate of $3,750,000 upon the achievement of certain milestones or as a result of other transactions or events. The sale of the Security Division was an event which resulted in the acceleration of such payment, and accordingly the Company has accrued $3,750,000 with a corresponding entry to monitoring contract costs. On January 11, 2000, the Company entered into a settlement agreement with the sellers in regards to such payment (see
Note 10).

4. LONG-TERM DEBT

         RECEIVABLE FINANCING AGREEMENT

         Principal payments payable as follows: $550,573 -fiscal year 2000,
         $1,721,273 - fiscal year 2001, $2,868,083 - fiscal year 2002,
         $4,089,779 fiscal year 2003, $14,942,925 - fiscal year 2004, and
         $4,594,787 fiscal year 2005; plus interest at 8.3% - 8.6% on the outstanding loan balance; collateralized by related monitoring
         contracts                                                              $28,767,420

         EQUIPMENT FINANCING

         Payable in monthly installments aggregating $1,567 including interest at rates ranging from 7.20% to 10.54%; final payments due August 2002
         through May 2004; collateralized by related equipment                       56,485


         OTHER

         Note payable in monthly installments of $6,234 including interest
         at 8%; final payment due July 2004                                         667,176

         Notes payable in monthly installments aggregating $6,750 including
         interest at 8.0%; final payment due January 2001                            84,598

         Notes payable in monthly installments of $9,046 including interest
         at 8%; final payments due March, 2000                                       17,914
                                                                                ------------

                                                                                 29,593,593

         Less Current Portion                                                     1,400,838
                                                                                ------------

                                                                                $28,192,755
                                                                                ============


         On June 30, 1999, the Company's Receivable Financing Agreement with McGinn, Smith Capital Holdings Corp. ("MSCH") was modified. As of June 30, 1999, Response Acquisition Corp., a subsidiary of the Company ("RAC") merged with and into USS, and USS was the surviving corporation. Also on June 30, 1999, three Delaware limited liability companies were formed: (i) Response Alarm Monitoring, LLC ("RAM"); (ii) Response Security Monitoring, LLC ("RSM"); and (iii) Response Security Systems, LLC ("RSS") (collectively, referred to as the "LLCs"). USS was the sole Member of each LLC. Each of the LLCs then entered into Purchase Agreements with USS (the "Second Purchase Agreements") pursuant to which each LLC purchased certain contracts and receivables from USS. RAM purchased alarm receivables and contracts from USS, RSM purchased Personal Response System ("PRS") receivables and contracts from USS, and RSS was intended for future contract acquisitions. Each of the LLCs also entered into Receivable Financing Agreements with MSCH (the "Second Receivable Agreements"), under which MSCH provided financing to each LLC for its purchase of the respective receivables and contracts from USS.

                      RESPONSE USE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4. LONG-TERM DEBT (CONTINUED)

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

     On September 30, 1999, the Company sold its stock in USS to Vector and paid off approximately $30,628,000, including accrued interest, of the MSCH Financing Agreement in respect of RAM. In connection with the refinancing, the Company incurred a charge for loss on debt extinguishment of $4,058,914. As of December 31, 1999, $28,767,420 is outstanding to MSCH under the MSCH Financing Agreement in respect of RSS and RSM and approximately $11,230,000 is available for future borrowings. Substantially all of the Company's $845,000 in MRR has been pledged pursuant to the MSCH Financing Agreement.

     Under the MSCH Financing Agreement, the Company is required to pay financing fees of 15% to the lender for each additional borrowing at the time of the financing. These financing fees are recorded as debt issuance costs and are amortized over five years, the term of the notes, using the effective interest method. Taking these debt issuance costs into consideration, the Company's effective interest rates under the Financing Agreement range from 13.06% to 14.79%. In connection with the various borrowings under the Financing Agreement, the Company recorded debt issuance costs of $9,503,092. In connection with the repayment of $30,628,000 of the MSCH Financing Agreement on September 30, 1999, the Company wrote off debt issuance costs of $4,058,915, net of accumulated amortization of $934,099.

     The Financing Agreement contains certain provisions that significantly restrict the LLCs' ability to make any loans, advances or other distributions to any other entity. The borrowings under the Financing Agreement are secured by the capitalized monitoring contracts held by RSM and RSS. At December 31, 1999 the net book value of such monitoring contracts was $18,720,443.

5. STOCKHOLDERS' EQUITY

     On September 30, 1999 the Company repurchased 747,582 shares of its Common Stock related to prior security acquisitions for $1,098,201. In addition, the Company paid stock guarantees of $4,312,023. During the three months ended December 31, 1999, the Company repurchased an additional 2,730 shares related to prior security acquisitions for $16,325, including stock guarantees of $13,254.

     Concurrent with the closing of the Security Sale, the Company announced a stock repurchase program for up to $2.5 million of its Common Stock. The program authorizes the Company to make purchases of its Common Stock in the open market. The timing and terms of purchases, and the number of shares actually purchased, will be determined by management based on market conditions and other factors. The purchases will be conducted in accordance with applicable rules of the Securities and Exchange Commission. As of December 31, 1999, the Company repurchased and subsequently retired 974,300 shares of its Common Stock at an average market price of $1.23 per share. The total price paid for these shares was $1,199,831.

     In connection with the acquisition of Health Watch and as a result of the Security Sale, the Company issued to the sellers of Health Watch, 1,227,969 shares of the Company's Common Stock (representing approximately 19.9% of the Company's Common Stock prior to such issuance). In addition, the seller agreed not to sell their shares of Common Stock prior to January 11, 2002 without the consent of the Company, subject to earlier termination under certain circumstances (see Note 10).

                      RESPONSE USE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5. STOCKHOLDERS' EQUITY (CONTINUED)

The following is a summary of stock option activity:


                                                              Number           Option Price           Weighted Average
                                                            of Shares         Per Share(Range)         Exercise Price
                                                          ------------        ----------------        ----------------
        Options outstanding at June 30, 1999                697,242           $.30 - $13.35                 $5.45
         Options granted                                     60,000               .97                       $ .97
         Options exercised                                     0
         Options canceled or expired                        (92,575)          $.30  - $ 7.89                $4.63
                                                          ------------        ---------------             ---------
        Options outstanding at December 31, 1999            664,667            $.30 - $13.35                $5.16
                                                          ============        ===============             =========
        Options exercisable at December 31, 1999            581,334            $.30 - $13.35                $5.03
                                                          ============        ===============             =========

The following is a summary of warrant activity:

                                                               Number           Warrant Price           Weighted Average
                                                              of Shares         Per Share(Range)        Exercise Price
                                                              ---------         ----------------        ----------------

         Warrants outstanding at June 30, 1999                 946,150           $6.00 - $24.000           $12.566
                                                              =========          ===============        =============

         Warrants outstanding at December 31, 1999             946,150           $6.00 - $24.000           $12.566
                                                              =========          ===============        =============


6. NET INCOME (LOSS) PER COMMON SHARE

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, EARNINGS PER SHARE, which was adopted by the Company effective for the year ended June 30, 1998, as required by this statement. For the six months ended December 31, 1999, 1,523 shares of Common Stock issuable upon the exercise of outstanding options were included in the diluted weighted average shares outstanding. For the three months ended December 31, 1999 and the six and three months ended December 31, 1998, such shares had an antidilutive effect on the net loss per common share, and have, therefore, been excluded. At December 31, 1999, potentially dilutive stock equivalents included 664,667 stock options and 946,150 warrants.

7. COMMITMENTS AND CONTINGENCIES

     EMPLOYMENT AGREEMENTS - The Company has employment contracts with certain employees for terms through December 2002. At December 31, 1999, these contracts provide for annual base salaries aggregating $1,052,500. On January 18, 2000 the Company terminated without cause the employment of Ronald A. Feldman (the "Executive") effective February 29, 2000 (See Note 10). Upon his termination, the Company shall pay the Executive as severance $964,736 pursuant to the employment agreement. As a result of this termination, the Company no longer will be obligated to pay the Executive's annual salary of $250,000.

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

                      RESPONSE USE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

     As part of certain acquisitions, the Company has guaranteed the value of its Common Stock at various prices ranging from $1.00 to $6.75 for periods expiring at various dates through September 2003. As of December 31, 1999, the Company's contingent liabilities under these agreements aggregated $2,010,105, which may be settled in cash or by the issuance of Common Stock. Based on a December 31, 1999 market price of $1.00, the Company would be required to issue approximately 2,010,105 shares of its Common Stock to satisfy this contingent liability.

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

     These segments are separate strategic business units that offer different services and are managed separately due to the different technology and marketing strategies required for each segment. The Security segment includes the operations of USS and Triple A Patrol and the PRS segment includes the operations of Response Ability Systems, Inc., Emergency Response Systems, Inc., Organization for Enhanced Capability, Inc., In Home Health, Inc., and Health Watch. As of October 1, 1999, the Company was engaged in only one segment, the PRS segment.

     The following table summarizes the Company's financial information by industry segment. The components of net income (loss) below operating income
(loss) are not separately evaluated by the Company's management on a segment basis.

                      RESPONSE USE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                        SECURITY            PRS      CORPORATE AND           TOTAL
                                                                        --------            ---                              -----
                                                                                                        OTHER
                                                                                                        -----

         SIX MONTHS ENDED DECEMBER 31, 1999:
         Revenues:
            Product Sales.........................................     $1,084,517          $426,601                     $1,511,118
            Monitoring and service................................      3,121,546         5,106,226                      8,227,772
            Security Patrol.......................................        871,294                                          871,294
               Total revenues.....................................      5,077,357         5,532,827                     10,610,184
         Gross profit.............................................      2,404,849         3,843,628                      6,248,477
         Selling, general and administrative expenses.............      2,026,265         4,435,533     $277,034         6,738,832
         Depreciation and amortization expense....................      1,255,756         2,024,750                      3,280,506
         Net loss from operations.................................     $(877,172)      $(2,616,655)   $(277,034)      $(3,770,861)

         THREE MONTHS ENDED DECEMBER 31, 1999:
         Revenues:
            Product Sales.........................................                         $185,509                       $185,509
            Monitoring and service................................                        2,601,664                      2,601,664
            Security Patrol.......................................
               Total revenues.....................................                        2,787,173                      2,787,173
         Gross profit.............................................          $(99)         1,925,594                      1,925,495
         Selling, general and administrative expenses.............         54,745         2,459,435     $196,632         2,710,812
         Depreciation and amortization expense....................                        1,097,082                      1,097,082
         Net loss from operations.................................      $(54,844)      $(1,630,923)   $(196,632)      $(1,882,399)

         SIX MONTHS ENDED DECEMBER 31, 1998:
         Revenues:
            Product sales.........................................     $2,086,986          $419,459                     $2,506,445
            Monitoring and service................................      6,150,225         2,994,187                      9,144,412
            Security patrol.......................................      1,410,430                                        1,410,430
               Total revenues.....................................      9,647,641         3,413,646                     13,061,287
         Gross profit.............................................      4,691,497         2,352,717                      7,044,214
         Selling, general and administrative expenses.............      3,723,697         2,322,897     $141,285         6,187,879
         Depreciation and amortization expense....................      2,335,387         1,033,987                      3,369,374
         Net loss from operations.................................   $(1,377,367)      $(1,067,272)   $(578,785)      $(3,023,424)

         THREE MONTHS ENDED DECEMBER 31, 1998:
         Revenues:
            Product sales.........................................     $1,100,555          $203,167                     $1,303,722
            Monitoring and service................................      3,083,052         1,918,591                      5,001,643
            Security patrol.......................................        740,253                                          740,253
               Total revenues.....................................      4,923,860         2,121,758                      7,045,618
         Gross profit.............................................      2,343,153         1,509,089                      3,852,242
         Selling, general and administrative expenses.............      1,953,684         1,436,800      $71,043         3,461,527
         Depreciation and amortization expense....................      1,239,808           733,568                      1,973,376
         Net loss from operations.................................     $(860,119)        $(724,384)   $(121,043)      $(1,705,546)


         Total assets at December 31, 1999........................             $0       $32,639,623   $9,318,435       $41,958,058
         Total assets at June 30, 1999............................    $39,444,085       $27,660,289   $1,337,618       $68,441,992


                      RESPONSE USE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


10. SUBSEQUENT EVENTS

     On January 11, 2000, the Company, Jeffrey Queen, Andrew Queen, and the Jeffrey Queen and Andrew Queen Irrevocable Trust U/A January 2, 1998 (collectively, the "Queens") entered into a Settlement Agreement (the "Settlement Agreement") to settle a dispute among the parties in connection with the Deferred Purchase Price provisions under a Stock Purchase Agreement between the Company and the Queens dated September 16, 1998.

     Pursuant to the Settlement Agreement, the Company issued to the Queens an aggregate of 1,227,969 shares of the Company's Common Stock (representing approximately 19.9% of the Company's Common Stock prior to such issuance), and paid the Queens an aggregate of $2,522,031 in cash. In addition, the Queens agreed not to sell their shares of Common Stock prior to January 11, 2002 without the consent of the Company, subject to earlier termination under certain circumstances. The Company also agreed to refrain from taking certain extraordinary corporate actions without the consent of the Queens and agreed that the Queens would have the right to nominate two additional members of the Company's Board of Directors (in addition to their right to currently nominate one member of the Board of Directors, which the Queens have not exercised) under certain circumstances.

     As part of the Health Watch acquisition, the Company guaranteed the value of its Common Stock at $4.15 and is therefore obligated to pay an amount equal to the difference between the guaranteed value and the sale price for the sale of the shares owned by the Queens prior to the delivery of the 1,227,969 shares of stock in January 2000. Pursuant to the Settlement Agreement, the Company is obligated to satisfy this liability on July 10, 2000. Also on July 10, 2000, the Company is obligated to pay an amount equal to the product of (x) the difference between $4.15 and the average closing bid price of the Company's Common Stock on the NASDAQ Small Cap Market for the fifteen day period prior to delivery of stock to the Queens and (y) the number of shares of the Company's Common Stock owned by the Queens prior to the delivery of the 1,227,969 shares of stock in January 2000. As of December 31, 1999, the Company's contingent liability under these agreements was $1,832,919, which may be settled, at the Company's option, in cash or by the issuance of Common Stock. Based on a December 31, 1999 market price of $1.00, the Company would be required to issue approximately 1,832,919 shares of its Common Stock to satisfy this contingent liability.

     In addition, on January 18, 2000, the Company terminated without cause the employment of Ronald A. Feldman and accepted the resignation of Ronald A. Feldman as the Company's Treasurer, Executive Vice President, Secretary, and Director, and Jeffrey Queen and Andrew Queen were elected as the Company's President and Executive Vice President and Chief Operating Officer, respectively. Pursuant to the terms of Mr. Feldman's Employment Agreement, Mr. Feldman is entitled to receive a severance payment equal to 2.99 times his annual base salary of $250,000 plus any accrued benefits through the end of the term of his Employment Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto.

FORWARD LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that would cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of the "safe harbor" provisions of the Reform Act. Except for the historical information contained herein, the matters discussed in this Form 10-QSB quarterly report are forward-looking statements, which involve risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that can cause actual results to differ materially from the Company's expectations are disclosed in conjunction with the forward- looking statements or elsewhere herein.

GENERAL OVERVIEW

     The Company is a leading provider of PRS throughout the United States engaged in the marketing, installation and monitoring of PRS. The Company markets its proprietary PRS to consumers, home health care agencies, hospitals, health maintenance organizations, durable medical equipment providers and government agencies. The Company's PRS enables individual users, such as elderly or disabled persons, to transmit a distress signal using a portable transmitter to the Company's Monitoring Station. As of February 14, the Company monitors approximately 41,000 PRS subscribers generating approximately $845,000 in Monthly Recurring Revenue ("MRR"). The Company believes it is currently the second largest provider of PRS in the United States based on annual recurring revenue. The Company's revenues consist primarily of recurring payments for the monitoring of PRS products.

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

     The Company's electronic security systems business utilized electronic systems installed in businesses and residences to provide (i) detection of events such as intrusion or fire, (ii) surveillance and (iii) control of access to property. The detection devices were monitored either by a third party monitoring station located in Euclid, Ohio or by the Company's previously owned Underwriters Laboratory and Factory Mutual approved monitoring station located in Wilkes Barre, Pennsylvania. The Monitoring Station personnel verify the nature of the emergency and contact the appropriate emergency authorities in the user's area. In some instances, commercial customers may monitor these devices at their own premises or the devices may be connected to local fire or police departments. The products and services marketed in the electronic security services industry range from residential systems that provide basic entry and fire protection to more sophisticated commercial systems.

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

     On September 30, 1999, the Company sold its Security Division to Vector in the Security Sale. The total consideration for the Security Sale was approximately $50,300,000 in cash (of which approximately $5,000,000 is being held by Vector pending certain post-closing adjustments) and is subject to adjustment under certain circumstances. The Company cannot predict the final amount of the holdback to be received from Vector.

     As a result of the Security Sale, the Company is no longer engaged in the alarm or patrol businesses and is solely engaged in the PRS business. Simultaneous with the Security Sale, the Company moved all of its PRS monitoring to its Monitoring Station located in Boca Raton, Florida. Information with respect to the alarm and patrol businesses is included in this Quarterly Report because the financial statements included herein include historical financial information from such businesses.

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

     Operating revenues decreased by $2,451,103 or 19% and $4,258,445 or 60% from the six and three months ended December 31, 1998 to the six and three months ended December 31, 1999. These decreases were primarily attributable to the sale of the security division on September 30, 1999. The Company had no operating revenues from the security division for the three months ended December 31, 1999. Operating revenues for the PRS division increased by $2,119,181 or 62% and $665,415 or 31% for the six and three months ended December 31, 1999 as compared to the same periods ended December 31, 1998.

     Product sales for the PRS division increased by $7,142 or 2% and decreased by $17,658 or 9% for the six and three months ended December 31, 1999 as compared to the six and three months ended December 31, 1998.

     Monitoring and service revenues for the PRS division accounted for an increase in operating revenues of $2,112,039 or 71% and $683,073 or 36% for the six and three months ended December 31, 1999 as compared to the six and three months ended December 31, 1998. This increase is the result of the Company's continued efforts to expand its MRR from rental programs through providers.

     Gross profit for the PRS division increased by $1,490,911 or 63% and $416,505 or 28% for the six and three months ended December 31, 1999 as compared to the six and three months ended December 31, 1998. This increase is also primarily due to the Company's continued efforts to expand MRR from rental programs through providers.

     The Gross Profit Margin ("GPM") as a percentage of sales for the PRS division remained relatively constant at 69% for both the six and three months ended December 31, 1999 and 69% and 71% for the six and three months ended December 31, 1998, respectively.

     Selling, general and administrative expenses ("SG&A") increased by $550,953 or 9% and decreased by $750,715 or 22% for the six and three months ended December 31, 1999 as compared to the six and three months ended December 31, 1998. This decrease is due to the sale of the security division on September 30, 1999. SG&A for the PRS division increased by $2,112,636 or 90% and $1,022,635 or 71% for the six and three months ended December 31, 1999 as compared to the six and three months ended December 31, 1998. This increase is due primarily to the PRS division incurring expenses that had been previously allocated to the security division. Since the sale of the security division on September 30, 1999, the Company has been focusing its efforts on improving the efficiencies of the PRS division. During the six months ended December 31, 1999, the Company incurred approximately $105,000 in restructuring expenses related to consolidating certain functions and processes so that it can operate more efficiently. Another part of the PRS increase in selling and administrative expenses is attributable to the increased payroll and overhead required to service the increased PRS customer base. Additional costs were also incurred by the Company in anticipation of the pending contract award to provide PRS services to clients of the Human Resources Administration (HRA) of the City of New York.

     Amortization and depreciation expense for the PRS division increased by $990,763 or 95% and $363,514 or 50% for the six and three months ended December 31, 1999 as compared to the six and three months ended December 31, 1998. The increase in amortization and depreciation expense in the PRS division is primarily due to the Company's acquisitions of monitoring contracts.

     Net interest expense increased by $590,064 or 35% and decreased by $208,958 or 22% for the six and three months ended December 31, 1999 as compared to the six and three months ended December 31, 1998. On September 30, 1999 the Company reduced its indebtedness by approximately $31.5 million as a result of the sale of its security division (see Note 2 to Notes to Condensed Consolidated Financial Statements of the Company). As of December 31, 1999 the Company still maintains approximately $30,000,000 in long-term debt with interest rates ranging from 8% to 10.54%. The primary use of such borrowings was for the acquisition of monitoring contracts and property and equipment. The borrowings were also used to fund the move of the Company's subscriber base to its Monitoring Station in Boca Raton, Florida, which occurred simultaneous with the Security Sale and to integrate the sales and marketing of PRS.

     The Company recorded a gain on sale of the security division of $17,203,200 for the six months ended December 31, 1999 (See Note 2 of Notes to Condensed Consolidated Financial Statements of the Company). This gain is net of an estimated allowance of $1,317,820 on the purchase holdback due from Vector recorded by the Company. The actual amount of the gain will be determined by the outcome of certain post-closing adjustments.

     Income tax expense for the six months ended December 31, 1999 has been estimated to be $704,200, of which $470,000 is related to the gain on sale of the security division.

     Simultaneous with the Security Sale, the Company paid $30,628,277, including interest, of its MSCH Financing Agreement, and as a result, wrote off Deferred Financing Costs of $4,058,914. This amount was recorded as a loss on debt extinguishment, an extraordinary item.

     The net income for the six months ended December 31, 1999 was $6,362,280 or $0.86 per share based on 7,385,858 weighted average number of shares outstanding, as compared to a net loss of $7,283,111 or ($1.05) per share based on 6,940,098 weighted average number of shares outstanding for the six months ended December 31, 1998. The increase in net income is primarily attributable to the gain from the sale of the security division of $17,203,200 or $2.32 per share less the loss on debt extinguishment of $4,058,914 or ($.55) per share. Excluding these two items the company would have had a net loss of $6,782,006 or ($.92) per share for the six months ended December 31, 1999. Included in this net loss are non-cash charges totaling $3,891,141, consisting of depreciation and amortization of $3,280,506 and amortization of deferred financing costs of $610,635. The net loss for the three months ended December 31, 1999 was $2,795,275 or ($0.44) per share based on 6,420,704 weighted average number of shares outstanding, as compared to a net loss of $2,676,482 or ($0.36) per share based on 7,408,149 weighted average number of shares outstanding for the three months ended December 31, 1998.

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

     .
     On September 30, 1999, the Company sold its stock in USS to Vector and paid off approximately $30,628,000, including accrued interest, of the MSCH Financing Agreement in respect of RAM. In connection with the refinancing, the Company incurred a charge for loss on debt extinguishment of $4,058,914. As of December 31, 1999, $28,767,420 is outstanding to MSCH under the MSCH Financing Agreement in respect of RSS and RSM and approximately $11,230,000 is available for future borrowings. Substantially all of the Company's $845,000 in MRR has been pledged pursuant to the MSCH Financing Agreement. As a result, in order to obtain additional borrowings under the Financing Agreement, new collateral must be acquired or internally generated.

     Under the MSCH Financing Agreement, the Company is required to pay financing fees of 15% to the lender for each additional borrowing at the time of the financing. These financing fees are recorded as debt issuance costs and are amortized over five years, the term of the notes, using the effective interest method. Taking these debt issuance costs into consideration, the Company's effective interest rates under the Financing Agreement range from 13.06% to 14.79%. In connection with the various borrowings under the Financing Agreement, the Company recorded debt issuance costs of $9,503,092. In connection with the repayment of $30,628,277 of the MSCH Financing Agreement on September 30, 1999, the Company wrote off debt issuance costs of $4,058,914, net of accumulated amortization of $934,099.

     The Financing Agreement contains certain provisions that significantly restrict the LLCs' ability to make any loans, advances or other distributions to any other entity. The borrowings under the Financing Agreement are secured by the capitalized monitoring contracts held by RSS and RSM. At December 31, 1999, the net book value of such monitoring contracts was $18,720,443.

     The Company's working capital increased by $6,405,733 from a working capital deficiency of $36,166 at June 30, 1999 to working capital of $6,369,567 at December 31, 1999. This increase is primarily attributable to the Security Sale. The Company believes that its existing cash on hand, marketable securities, and anticipated proceeds from the Vector holdback will be sufficient to fund the Company's principal and interest payments on its debt and capital expenditures, which are the Company's principal uses of cash, for at least the next twelve months.

     Net cash used in operating activities increased from $1,989,863 used in the six months ended December 31, 1998 ("Fiscal 1999") to $4,975,699 used in the six months ended December 31, 1999 ("Fiscal 2000").

     Net cash provided by investing activities was $33,299,804 for Fiscal 2000 as compared to net cash used in investing activities for Fiscal 1999 of $12,498,031. On September 30, 1999, the Company received net proceeds from the sale of the security division of $42,027,235. During Fiscal 2000, the Company paid stock guarantees of $4,325,277, purchased monitoring contacts for $569,591, purchased property and equipment for $1,700,318, which includes equipment used for rentals in the amount of $892,645. The balance of the capital expenditures were incurred mainly for the transfer of all of the Company's PRS subscriber accounts from its previously owned Monitoring Station in Wilkes Barre, Pennsylvania to its Monitoring Station in Boca Raton, Florida. The Company also purchased marketable securities for $2,144,113 during Fiscal 2000.

     Net cash used in financing activities was $27,129,934 for Fiscal 2000. The Company received proceeds of $6,740,496 from additional borrowings under the MSCH Financing Agreement for the PRS division net of $1,284,236 in deferred financing costs in Fiscal 2000. During Fiscal 2000, the Company paid $31,569,169 in principal payments on long-term debt. The Company also repurchased stock for $2,301,263.

     In October 1998, the Company acquired all of the capital stock of Health Watch. Health Watch is in the business of marketing and monitoring personal response systems. As part of this acquisition, the Queens were entitled to receive up to an aggregate of $3,750,000 upon the achievement of certain milestones or as a result of other transactions or events. The sale of the Security Division was an event which resulted in the acceleration of such payment, and accordingly the Company has accrued $3,750,000 to be paid in cash. In January 2000 the Company satisfied this liability by paying $2,522,031 in cash and issuing 1,227,969 shares of its Common Stock valued at $1,227,969. As part of the Health Watch acquisition, the Company guaranteed the value of its Common Stock at $4.15 and is therefore obligated to pay an amount equal to the difference between the guaranteed value and the sale price for the sale of the shares owned by the Queens prior to the delivery of the 1,227,969 shares of stock in January 2000. Pursuant to the Settlement Agreement, the Company is obligated to satisfy this liability on July 10, 2000. Also on July 10, 2000, the Company is obligated to pay an amount equal to the product of (x) the difference between $4.15 and the average closing bid price of the Company's Common Stock on the NASDAQ Small Cap Market for the fifteen day period prior to delivery of stock to the Queens and (y) the number of shares of the Company's Common Stock owned by the Queens prior to the delivery of the 1,227,969 shares of stock in January 2000. As of December 31, 1999, the Company's contingent liability under these agreements was $1,832,919, which may be settled, at the Company's option, in cash or by the issuance of Common Stock. Based on a December 31, 1999 market price of $1.00, the Company would be required to issue approximately 1,832,919 shares of its Common Stock to satisfy this contingent liability (see Note 10 to Notes of Condensed Consolidated Financial Statements of the Company).

     .
     On January 18, 2000, the Company terminated without cause the employment of Ronald A. Feldman. Pursuant to the terms of Mr. Feldman's Employment Agreement, Mr. Feldman is entitled to receive a severance payment equal to 2.99 times his annual base salary plus any accrued benefit through the end of the term of his Employment Agreement. Upon his termination, the Company shall pay the Executive, as severance, $964,736 pursuant to the Employment Agreement (see Note 10 to Notes of Condensed Consolidated Financial Statements of the Company).

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

     Based on an inventory conducted during Fiscal year 1999, the Company identified computer systems that required modification or replacement so that they would properly utilize dates beyond December 31, 1999. The majority of the Company's critical systems were new and were already Year 2000 compliant, such as the central station monitoring hardware and software used at our Monitoring Station and the Company's current accounts receivable and billing software. The Company installed and upgraded general ledger and accounts payable programs, which the manufacturer warrants are Year 2000 compliant during the fourth quarter of Fiscal 1999. The Company has not incurred significant costs in regard to Year 2000 compliance thus far and the Company does not expect to incur significant costs in its future compliance efforts. In addition the Company has communicated with its significant suppliers, customers, and financial institutions, to determine their plans for remediating the Year 2000 Issue in their software which the Company relies on. Based on the responses that have been received, the Company believes that these significant suppliers, customers, and financial institutions' products and systems are Year 2000 compliant. The Company is attempting to limit the potential impact of the Year 2000 by monitoring the progress of its own Year 2000 project and those of its critical external relationships. Should the Company be notified of any significant issues through responses to its inquiries of key third parties, it intends to develop and implement contingency plans to minimize the impact on its operations. The Company believes that it has mitigated risks related to the Year 2000 Issue through modifications to its existing software and conversions to new software. However, if such modifications and conversions were not made properly the Year 2000 Issue could have a material adverse impact on the operations of the Company.

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

         ITEM 1. Legal Proceedings - None

         ITEM 2. Changes in Securities - None

         ITEM 3. Defaults Upon Senior Securities - None

         ITEM 4. Submission of Matters to a Vote of Security Holders -

                  An Annual Meeting of the Stockholders of the Company was held on December 17, 1999. The Stockholders of the Company voted: (i) to elect five members to the Board of Directors of the Company; (ii) to approve the selection by the Company of Deloitte & Touche LLP, independent public accountants, to audit the financial statements of the Company for the current fiscal year. The number of votes cast on such matters were as follows:


                                                              FOR             AGAINST         ABSTAIN
                                                           ---------         --------         -------
         Election to the Board of Directors-
                  Richard M. Brooks                        6,169,342         235,695             0
                  Ronald A. Feldman                        6,169,342         235,695             0
                  Stuart R. Chalfin                        6,169,342         235,695             0
                  A. Clinton Allen                         6,169,342         235,695             0
                  Richard B. DeWolfe                       6,169,342         235,695             0

         Approve Deloitte & Touche LLP
              to audit the financial statements            6,351,660          46,417           6,960


         ITEM 5. Other Information - None

         ITEM 6. Exhibits and Reports on Form 8-K
                  (a) Exhibits -
                           (11) Computation of Loss per Common Share
                           (27) Financial Data Schedule
                  (b) Reports on Form 8-K
                           (1) Report on Form 8-K - October 15, 1999
                           (2) Report on Form 8-KA - December 15, 1999

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 RESPONSE USA, INC.

            Registrant

By: /s/ Richard M. Brooks                                      FEBRUARY 14, 2000
   ----------------------                                      -----------------
       Richard M. Brooks
       President
       Chief Executive Officer

By: /s/ Donna M. Dorris                                        FEBRUARY 14, 2000
   --------------------                                        -----------------
       Donna M. Dorris
       Chief Financial Officer
       Principal Financial Officer
       Principal Accounting Officer