Form 10QSB
period 2000-03-31
RESPONSE USA INC
filed 2000-05-15
CIK 889087

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2000


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





Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 7,398,670 shares of Common Stock, $.008 par value per share, as of May 12, 2000.

Transitional Small Business Disclosure Format (check one)  Yes __ No X

                       RESPONSE USA, INC. AND SUBSIDIARIES
                                      INDEX


                                                                                PAGE
PART I. FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Condensed Consolidated Balance Sheets at March 31, 2000
                           and June 30, 1999                                     1-2

                  Condensed Consolidated Statements of Operations for the Nine
                           Months and Three Months ended March 31, 2000
                           and 1999                                                3

                  Condensed Consolidated Statement of Stockholders' Equity for
                           the Nine Months ended March 31, 2000                    4

                  Condensed Consolidated Statements of Cash Flows for the Nine
                           Months and Three Months ended March 31, 2000
                           and 1999                                              5-7

                  Notes to Condensed Consolidated Financial Statements          8-14

         ITEM 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                 15-20

PART II. OTHER INFORMATION                                                        21

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              RESPONSE USA, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (UNAUDITED)

                                                                          March 31,       June 30,
                                                                            2000           1999
                                                                       --------------   ------------
                            ASSETS

CURRENT ASSETS
     Cash                                                                $ 2,905,967   $ 3,241,016
     Marketable securities                                                   244,689        15,000
     Accounts receivable
         Trade - Net of allowance for doubtful accounts
           of $516,084 and $761,631, respectively                          1,684,764     3,834,499
     Inventory                                                             1,885,029     2,621,052
     Prepaid expenses and other current assets                               184,613       562,072
                                                                         -----------   -----------

                Total current assets                                       6,905,062    10,273,639
                                                                         -----------   -----------

MONITORING CONTRACT COSTS - Net of accumulated
   amortization of $6,099,825 and $15,509,288, respectively               19,259,553    44,662,593
                                                                         -----------   -----------

PROPERTY AND EQUIPMENT - Net of accumulated
   depreciation and amortization of $4,637,480 and $5,896,462,
   respectively                                                            4,269,379     5,889,409
                                                                         -----------   -----------

OTHER ASSETS
     Deferred financing costs - Net of accumulated
        amortization of $845,818 and $950,812, respectively                3,679,909     7,371,692
     Other noncurrent assets                                                 195,003       244,659
                                                                         -----------   -----------
                                                                           3,874,912     7,616,351
                                                                         -----------   -----------
                                                                         $34,308,906   $68,441,992
                                                                         ===========   ===========



            See notes to condensed consolidated financial statements
                                        1

                             RESPONSE USA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                                         (UNAUDITED)

                                                                    March 31,        June 30,
                                                                      2000             1999
                                                                 --------------   -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                            $  1,597,594    $  2,166,433
     Accounts payable - Trade                                          426,497         996,304
     Income taxes payable                                              405,185
     Purchase holdbacks                                                 63,073         673,122
     Accrued expenses and other current liabilities                  1,778,351       3,102,125
     Deferred revenue                                                  263,414       3,371,821
                                                                  ------------    ------------

                Total current liabilities                            4,534,114      10,309,805
                                                                  ------------    ------------

LONG-TERM LIABILITIES - Net of current portion
     Long-term debt                                                 27,697,948      51,951,120
     Purchase holdbacks                                                                 64,483
                                                                  ------------    ------------

                                                                    27,697,948      52,015,603
                                                                  ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY
      Common stock - Par value $.008
         Authorized 37,500,000 shares
            Issued and outstanding 7,398,670 shares - March 31,
             2000 and 8,351,012 shares - June 30, 1999                  59,190          66,809
      Additional paid-in capital                                    59,917,250      65,708,202
      Collateral shares in escrow                                                     (500,000)
      Accumulated deficit                                          (57,899,596)    (59,148,427)
      Accumulated other comprehensive loss                                             (10,000)
                                                                  ------------    ------------

                                                                     2,076,844       6,116,584
                                                                  ------------    ------------

                                                                  $ 34,308,906    $ 68,441,992
                                                                  ============    ============


            See notes to condensed consolidated financial statements
                                        2

             RESPONSE USA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF OPERATIONS
                         (Unaudited)

                                                    Nine Months ended March 31,      Three Months ended March 31,
                                                   ----------------------------    ------------------------------
                                                       2000            1999             2000            1999
                                                   -----------     ------------    -----------      -------------
OPERATING REVENUES
     Product sales                                 $ 1,623,551     $ 3,599,401     $   112,433      $ 1,092,956
     Monitoring and service                         10,896,889      14,485,544       2,669,117        5,341,132
     Security patrol                                   871,294       2,123,774                          713,344
                                                   -----------     -----------     -----------      -----------
                                                    13,391,734      20,208,719       2,781,550        7,147,432
                                                   -----------     -----------     -----------      -----------

COST OF REVENUES
     Product sales                                   1,417,018       3,037,461          40,075          930,943
     Monitoring and service                          2,851,901       4,339,240         562,845        1,510,564
     Security patrol                                   706,616       1,642,067                          560,188
                                                   -----------     -----------     -----------      -----------
                                                     4,975,535       9,018,768         602,920        3,001,695
                                                   -----------     -----------     -----------      -----------

GROSS PROFIT                                         8,416,199      11,189,951       2,178,630        4,145,737
                                                   -----------     -----------     -----------      -----------

OPERATING EXPENSES
     Selling, general and administrative             8,905,479       9,877,776       2,177,555        3,689,897
     Compensation - Employment contracts                               437,500
     Depreciation and amortization                   4,433,748       5,400,259       1,153,242        2,030,885
     Nonrecurring charges (Note 7)                   1,019,705         197,425       1,019,705          124,540
                                                   -----------     -----------     -----------      -----------
                                                    14,358,932      15,912,960       4,350,502        5,845,322
                                                   -----------     -----------     -----------      -----------
LOSS FROM OPERATIONS                                (5,942,733)     (4,723,009)     (2,171,872)      (1,699,585)
                                                   -----------     -----------     -----------      -----------

OTHER INCOME/(EXPENSE)
     Interest expense, net                          (3,044,141)     (2,834,843)       (762,196)      (1,142,962)
     Gain (loss) on sale of security division       14,932,422                      (2,270,778)
     Loss on marketable securities                     (25,000)
     Other income                                      148,286                         148,286
                                                   -----------     -----------     -----------      -----------
                                                    12,011,567      (2,834,843)     (2,884,688)      (1,142,962)
                                                   -----------     -----------     -----------      -----------

INCOME (LOSS) BEFORE TAXES                           6,068,834      (7,557,852)     (5,056,560)      (2,842,547)
     Income tax expense                               (761,089)        (27,094)        (56,889)         (27,094)
                                                   -----------     -----------     -----------      -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM              5,307,745      (7,584,946)     (5,113,449)      (2,869,641)

EXTRAORDINARY ITEM
     Loss on debt extinguishment                    (4,058,914)     (2,567,806)
                                                   -----------     -----------     -----------      -----------
NET INCOME (LOSS)                                    1,248,831     (10,152,752)     (5,113,449)      (2,869,641)
                                                   ===========     ===========     ===========      ===========

Income (loss) per common share - Basic
     Income (loss) before extraordinary item             $0.72          ($1.05)         ($0.71)          ($0.37)
     Extraordinary item                                 ($0.55)         ($0.36)          $0.00            $0.00
                                                   -----------     -----------     -----------      -----------
     Net income (loss)                                   $0.17          ($1.41)         ($0.71)          ($0.37)
                                                   ===========     ===========     ===========      ===========

Weighted average number of shares outstanding        7,332,048       7,212,230       7,223,246        7,768,587
                                                   ===========     ===========     ===========      ===========

Income (loss) per common share - Diluted
     Income (loss) before extraordinary item             $0.72          ($1.05)         ($0.71)          ($0.37)
     Extraordinary item                                 ($0.55)         ($0.36)          $0.00            $0.00
                                                   -----------     -----------     -----------      -----------
     Net income (loss)                                   $0.17          ($1.41)         ($0.71)          ($0.37)
                                                   ===========     ===========     ===========      ===========

Weighted average number of shares outstanding        7,337,630       7,212,230       7,223,246        7,768,587
                                                   ===========     ===========     ===========      ===========


            See notes to condensed consolidated financial statements
                                        3

                       RESPONSE USA, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                              Accumulated
                                      Common Stock    Additional    Collateral                   Other
                                    Number              Paid-In      Shares in  Comprehensive Comprehensive Accumulated
                                  of Shares   Amount    Capital        Escrow       Income    Income/(Loss)   Deficit      Total
                                  --------- -------- ------------- ------------ ------------- ------------ ------------  ---------
Balance - June 30, 1999           8,351,012  $66,809  $65,708,202    ($500,000)                 ($10,000)  ($59,148,427) $6,116,584

Cancellation of shares in
  escrow to guarantee
  acquisition note and holdback    (454,222)  (3,634)    (496,366)     500,000                                                   $0

Payment of holdback                  16,722      134       99,866                                                          $100,000

Cancellation of shares in
  escrow in connection
  with an acquisition               (18,199)    (146)         146                                                                $0

Payment of stock guarantee                             (4,325,277)                                                      ($4,325,277)

Stock repurchases                (1,724,612) (13,797)  (2,287,466)                                                      ($2,301,263)

Shares issued in connection
  with an acquisition             1,227,969    9,824    1,218,145                                                        $1,227,969

Comprehensive loss:
  Net income                                                                      1,248,831                   1,248,831  $1,248,831
  Other comprehensive income:
    Unrealized holding losses
      on available-for-
      sale securities                                                                10,000       10,000                    $10,000
                                                                                -----------
Total comprehensive income                                                       $1,258,831
                                  --------- -------- -----------   ------------ ===========     --------   ------------  -----------

Balance - March 31, 2000          7,398,670 $ 59,190 $59,917,250      $      -                   $     -  $ (57,899,596) $2,076,844
                                  ========= ======== ===========   ============                 ========   ============  ===========



            See notes to condensed consolidated financial statements
                                        4

                       RESPONSE USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     Nine Months ended March 31,
                                                                           -------------------------------------------------
                                                                                   2000                        1999
                                                                           ----------------------      ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                                 $ 1,248,831              $ (10,152,752)
   Adjustments to reconcile net income (loss) to net cash used in operating activities
          Depreciation and amortization                                                4,433,748                  5,400,259
          Amortization of deferred financing costs and
             debt discount                                                               829,105                  3,307,931
          Loss on debt extinguishment                                                  4,058,914
          (Gain) loss on sale of property and equipment                                   42,597                     (3,988)
          Loss on sale of marketable securities                                           25,000
          Gain on sale of security division                                          (14,932,422)
          Compensation expense in connection with
             employment agreements                                                                               (2,562,500)
          Increase in accounts receivable - Trade                                       (255,388)                (1,251,578)
          (Increase) decrease in inventory                                                13,056                   (915,166)
          (Increase) decrease in prepaid expenses and other
             current assets                                                             (992,939)                    18,313
          Increase in deposits                                                           (49,030)                   (18,410)
          Increase (decrease) in accounts payable - Trade                               (334,556)                   252,628
          Increase in accrued expenses and other
             current liabilities                                                         117,796                     75,900
          Increase (decrease) in deferred revenues                                      (158,543)                     4,958
                                                                           ----------------------      ---------------------

              Net cash used in operating activities                                   (5,953,831)                (5,844,405)
                                                                           ----------------------      ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of monitoring contracts (net of purchase
       holdbacks)                                                                     (3,635,057)               (12,949,080)
    Net proceeds from the sale of security division (net of
       purchase holdbacks)                                                            43,552,010
    Purchase of property and equipment                                                (2,312,074)                (3,748,814)
    Proceeds from the sale of property and equipment                                      11,868                     19,845
    Purchase of marketable securities                                                 (2,144,113)
    Proceeds from the sale of marketable securities                                    1,899,424
    Payment of stock guarantees                                                       (4,325,277)                  (250,000)
                                                                           ----------------------      ---------------------

              Net cash provided by (used in) investing activities                     33,046,781                (16,928,049)
                                                                           ----------------------      ---------------------


            See notes to condensed consolidated financial statements
                                        5

                       RESPONSE USA, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                   (UNAUDITED)


                                                                                     Nine Months ended March 31,
                                                                           -------------------------------------------------
                                                                                   2000                        1999
                                                                           ----------------------      ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Deferred financing costs incurred                                                 (1,196,236)                   (83,650)
    Proceeds of long-term debt (net of holdbacks)                                      7,936,732                 43,426,838
    Principal payments on long-term debt                                             (31,867,232)               (18,681,469)
    Stock repurchases                                                                 (2,301,263)
    Net issuance costs incurred in connection with the issuance of
       common stock                                                                                                 (46,004)
    Net proceeds from the exercise of stock options and warrants                                                     12,684
                                                                           ----------------------      ---------------------

              Net cash provided by (used in) financing activities                    (27,427,999)                24,628,399
                                                                           ----------------------      ---------------------

NET INCREASE (DECREASE) IN CASH                                                         (335,049)                 1,855,945

CASH - BEGINNING                                                                       3,241,016                    966,140
                                                                           ----------------------      ---------------------

CASH - ENDING                                                                        $ 2,905,967                $ 2,822,085
                                                                           ======================      =====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the year for interest                                           $ 2,534,831                $ 2,039,483
    Cash paid during the year for income taxes                                         $ 372,938                   $ 27,094



            See notes to condensed consolidated financial statements
                                        6

                       RESPONSE USA, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCIAL ACTIVITIES

         During the nine months ended March 31, 1999 and 2000, long-term notes payable of $314,638 and $32,040, respectively, were incurred for the purchase of property and equipment.

         During the nine months ended March 31, 1999, long-term notes payable of $650,000 were incurred for the acquisition of monitoring contracts.

         During the nine months ended March 31, 2000, Response USA, Inc. ("the Company") issued 1,227,969 shares of its Common Stock valued at $1,227,969 in connection with the acquisition of Health Watch (see Note 3 to Notes to Condensed Consolidated Financial Statements of the Company). During the nine months ended March 31, 1999, in connection with acquisitions, the Company issued 1,022,987 shares of its Common Stock, valued at $4,407,405, of which 163,043 shares with a value of $975,000 was stock held in escrow to guarantee a note payable of $500,000 (the "Acquisition Note") and purchase holdback of $100,000 and 60,240 shares were held in escrow pending certain purchase price adjustments. The Acquisition Note agreement required an additional 291,179 shares be placed in escrow during the fiscal year ended June 30, 1999. The Company recorded the shares issued to guarantee the Acquisition Note of $500,000 as collateral shares held in escrow in Stockholder's Equity. On September 30, 1999, the Company released 16,722 shares from escrow to the seller to satisfy the purchase holdback of $100,000. The Company then repurchased 135,902 of the shares issued, including the 16,722 holdback shares, for their guaranteed value of $812,701. Also on this date, the Company paid the balance of the Acquisition Note and as a result, the remaining 437,500 shares held in escrow were released to the Company and retired. The Company also cancelled 18,199 of the 60,240 shares held in escrow and released the remaining 42,041 shares from escrow during the nine months ended March 31, 2000. In addition, during the nine months ended March 31, 1999, the Company issued 15,166 shares of its Common Stock and cancelled 2,666 shares of its Common Stock pursuant to guarantees of stock valuations in connection with past acquisitions of monitoring contracts.

         During the nine months ended March 31, 1999, the Company issued 119,632 shares of its Common Stock to a lender, in connection with the refinancing of the Company's indebtedness. As a result, the Company recorded debt discount in the amount of $780,000, Common Stock of $957, and Additional Paid-in Capital of $779,043. In June of 1999, the Company recorded deferred financing costs of $311,383 with a corresponding entry to Additional Paid-in Capital related to a stock price guarantee on these shares.


            See notes to condensed consolidated financial statements
                                        7

                       RESPONSE USA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

         The accompanying interim balance sheet as of March 31, 2000 and the related statements of operations, stockholders' equity and cash flows have been prepared by management of the Company and are in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, comprising normal recurring accruals necessary for a fair presentation of the results of the Company's operations, are included.

         Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1999 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 2000 are not necessarily indicative of operating results for the full year.

         Certain amounts in the March 1999 quarterly financial statements have been reclassified to conform to the March 2000 presentation.

2. THE SALE OF THE SECURITY BUSINESS

         On September 30, 1999, the Company sold its electronic security and patrol subsidiaries, United Security Systems, Inc. ("USS") and The Jupiter Group, Inc. d/b/a Triple A Patrol ("Triple A Patrol") (USS together with Triple A Patrol, collectively referred to herein as the "Security Division") to Vector Security, Inc. ("Vector") for approximately $50,300,000 (the "Security Sale") pursuant to the terms of a Stock Purchase Agreement, dated August 11, 1999, as amended (the "Stock Purchase Agreement"). The Stock Purchase Agreement provided for aggregate holdbacks of approximately $5,000,000, which were to be held by Vector pending finalization of certain post-closing adjustments. On March 13, 2000, the Company and Vector reached an Agreement regarding the final purchase price and certain other post closing adjustments, in which Vector agreed to pay the Company the amount of $1,575,956 as full and final payment and settlement of all amounts due to the Company from Vector. The parties further agreed that Vector's payment to the Company represented the full and final resolution of any and all disagreements among the parties and that no further claims, actions or set-offs may be asserted by either party, except as provided in the Stock Purchase Agreement.

         As a result of this final settlement with Vector, the Company has recorded a loss on sale of the security division of $2,270,778 for the three months ended March 31, 2000, which represents the difference between the net purchase holdback receivable previously recorded and the $1,575,956 actually received, and a gain on sale of the security division of $14,932,422 for the nine months ended March 31, 2000. The Company has received net proceeds from the sale of the security division of $43,552,010, net of certain severance and transaction expenses totaling approximately $4,000,000.

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

3. ACQUISITIONS

         In October 1998, the Company acquired the capital stock of Health Watch, Inc. ("Health Watch"). Health Watch is in the business of marketing and monitoring personal response systems. As part of this acquisition, the sellers were entitled to receive up to an aggregate of $3,750,000 upon the achievement of certain milestones or as a result of other transactions or events. The sale of the Security Division was an event which resulted in the acceleration of such payment. On January 11, 2000, the Company entered into a settlement agreement (the "Settlement Agreement") with the sellers in regards to

                       RESPONSE USA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3. ACQUISITIONS (CONTINUED)

such payment. Pursuant to the Settlement Agreement, the Company issued to Jeffrey Queen, Andrew Queen, and the Jeffrey Queen and Andrew Queen Irrevocable Trust U/A (the "Queens") an aggregate of 1,227,969 shares of the Company's Common Stock valued at $1,227,969 (based on the average closing bid price for the 15 days prior to the settlement date and representing approximately 19.9% of the Company's Common Stock prior to such issuance), and paid the Queens an aggregate of $2,522,031 in cash. In addition, the Queens agreed not to sell their shares of Common Stock prior to January 11, 2002 without the consent of the Company, subject to earlier termination under certain circumstances. The Company also agreed to refrain from taking certain extraordinary corporate actions without the consent of the Queens and agreed that the Queens would have the right to nominate two additional members of the Company's Board of Directors (in addition to their right to currently nominate one member of the Board of Directors) under certain circumstances. In April 2000, the Queens exercised their right to nominate one member of the Board of Directors of the Company.

         During the nine months ended March 31, 2000, the Company acquired additional monitoring contracts for an aggregate purchase price of $853,610. As consideration, the Company paid $796,601 in cash and recorded purchase holdbacks of $57,009 (which are payable over periods of up to two years based on performance guarantees of the seller). The pro forma effects of these acquisitions are not considered material. In satisfaction of holdback liabilities related to prior acquisitions totaling $517,618, the Company paid cash of $316,426, issued 16,722 shares of its Common Stock valued at $100,000, and reduced monitoring contract costs by $101,192.


4. LONG-TERM DEBT

         As of March 31, 2000 long-term debt included the following:

         RECEIVABLE FINANCING AGREEMENT

         Principal payments payable as follows: $291,703 -fiscal year 2000,
         $1,721,273 - fiscal year 2001, $2,868,083 - fiscal year 2002,
         $4,089,779 fiscal year 2003, $14,942,925 - fiscal year 2004, and
         $4,594,787 fiscal year 2005; plus interest at 8.3% - 8.6% on the
         outstanding loan balance;  collateralized by related monitoring contracts     $28,508,550

         EQUIPMENT FINANCING

         Payable in monthly installments aggregating $1,567 including interest at rates ranging from 7.20% to 10.54%; final payments due August 2002
         through May 2004; collateralized by related equipment                              53,025

         OTHER

         Note payable in monthly installments of $6,234 including interest
           at 8%; final payment due July 2004                                              661,781

         Notes payable in monthly installments aggregating $6,750 including
           interest at 8.0%; final payment due January 2001                                 72,186
                                                                                       -----------
                                                                                        29,295,542
         Less Current Portion                                                            1,597,594
                                                                                       -----------
                                                                                       $27,697,948
                                                                                       ===========

                       RESPONSE USA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

         On September 30, 1999, the Company sold its stock in USS to Vector and paid off approximately $30,628,000, including accrued interest, of the MSCH Financing Agreement in respect of RAM. In connection with the refinancing, the Company incurred a charge for loss on debt extinguishment of $4,058,914. As of March 31, 2000, $28,508,550 is outstanding to MSCH under the MSCH Financing Agreement in respect of RSS and RSM and approximately $11,490,000 is available for future borrowings. Approximately $800,000 of the Company's $870,000 in MRR has been pledged pursuant to the MSCH Financing Agreement.

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

         The Financing Agreement contains certain provisions that significantly restrict the LLCs' ability to make any loans, advances or other distributions to any other entity. The borrowings under the Financing Agreement are secured by the capitalized monitoring contracts held by RSM and RSS. At March 31, 2000 the net book value of such monitoring contracts was $18,330,120.

                       RESPONSE USA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5. STOCKHOLDERS' EQUITY

         On September 30, 1999 the Company repurchased 747,582 shares of its Common Stock related to prior security acquisitions for $1,098,201. In addition, the Company paid stock guarantees of $4,312,023. During the nine months ended March 31, 2000, the Company repurchased an additional 2,730 shares related to prior security acquisitions for $16,325, including stock guarantees of $13,254.

         Concurrent with the closing of the Security Sale, the Company announced a stock repurchase program for up to $2.5 million of its Common Stock. The program authorizes the Company to make purchases of its Common Stock in the open market. The timing and terms of the purchases, and the number of shares actually purchased will be determined by management based on market conditions and other factors. The purchases will be conducted in accordance with applicable rules of the Securities and Exchange Commission. As of March 31, 2000, the Company repurchased and subsequently retired 974,300 shares of its Common Stock at an average market price of $1.23 per share. The total price paid for these shares was $1,199,991.

         In connection with the acquisition of Health Watch and as a result of the Security Sale, the Company issued to the Queens, 1,227,969 shares of the Company's Common Stock at a guaranteed value of $1,227,969 (representing approximately 19.9% of the Company's Common Stock prior to such issuance). In addition, the Queens agreed not to sell their shares of Common Stock prior to January 11, 2002 without the consent of the Company, subject to earlier termination under certain circumstances (see Note 7).

The following is a summary of stock option activity:


                                                 Number           Option Price         Weighted Average
                                                of Shares       Per Share (Range)        Exercise Price
                                               -----------     -------------------    -------------------
   Options outstanding at June 30, 1999          697,242          $.30 -$13.35                $5.45
         Options granted                         510,000          $.97 - $1.53                $1.19
         Options exercised                             0
         Options canceled or expired             (93,275)         $.30 - $7.89                $4.63
                                             -----------         -------------               ------

   Options outstanding at March 31, 2000       1,113,967          $.30 -$13.35                $3.43
                                             ===========         =============               ======
   Options exercisable at March 31, 2000         972,301          $.30 -$13.35                $3.47
                                             ===========         =============               ======

The following is a summary of warrant activity:


                                                 Number           Warrant Price         Weighted Average
                                                of Shares       Per Share (Range)        Exercise Price
                                               -----------     -------------------    -------------------
   Warrants outstanding at June 30, 1999         946,150        $6.00 - $24.00               $12.57
         Warrants canceled or expired             (9,067)           $11.25                   $11.25
                                             -----------        --------------               ------

   Warrants outstanding at March 31, 2000        937,083        $6.00 - $24.00               $12.58
                                             ===========        ==============               ======


6. NET INCOME (LOSS) PER COMMON SHARE

         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, EARNINGS PER SHARE, which was adopted by the Company effective for the year ended June 30, 1998, as required by this statement. For the nine months ended March 31, 2000, 5,582 shares of Common Stock issuable upon the exercise of outstanding options were included in the diluted weighted average shares outstanding. For the three months ended March 31, 2000 and the nine and three months ended March 31, 1999, such shares had an antidilutive effect on the net loss per common share, and have, therefore, been excluded. At March 31, 2000, potentially dilutive stock equivalents included 1,113,967 stock options and 937,083 warrants.

                       RESPONSE USA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7. COMMITMENTS AND CONTINGENCIES

         EMPLOYMENT AGREEMENTS - The Company has employment contracts with certain employees for terms through March 2003. At March 31, 2000, these contracts provide for annual base salaries aggregating $1,000,000. On January 18, 2000, the Company terminated without cause the employment of Ronald A. Feldman (the "Executive") effective February 29, 2000. Pursuant to the Executive's employment agreement and subsequent severance, non competition, and non disclosure agreement, the Company agreed to pay as severance $1,019,705, of which $321,257 was paid during the quarter ended March 31, 2000. The balance, which is included in accrued expenses at March 31, 2000, is to be paid as follows: (i) a lump sum payment of $412,500 on April 1, 2000, (ii) nine monthly installment payments of $29,102 each from April 1, 2000 through December 1, 2000, and (iii) a final payment of $23,555 on January 1, 2001. The total severance amount has been recorded as a nonrecurring charge.

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

         As part of the Health Watch acquisition, the Company guaranteed the value of its Common Stock at $4.15 and is therefore obligated to pay an amount equal to the difference between the guaranteed value and the sale price for the sale of the shares owned by the Queens prior to the delivery of the 1,227,969 shares of stock in January 2000. Pursuant to the Settlement Agreement, the Company is obligated to satisfy this liability on July 10, 2000. Also on July 10, 2000, the Company is obligated to pay an amount equal to the product of (x) the difference between $4.15 and the average closing bid price of the Company's Common Stock on the NASDAQ Small Cap Market for the fifteen day period prior to delivery of stock to the Queens and (y) the number of shares of the Company's Common Stock owned by the Queens prior to the delivery of the 1,227,969 shares of stock in January 2000. As of March 31, 2000, the Company's contingent liability under these agreements was $1,796,551, which may be satisfied, at the Company's option, in cash or by the issuance of Common Stock. Based on a March 31, 2000 market price of $1.0625, the Company would be required to issue approximately 1,690,872 shares of its Common Stock to satisfy this contingent liability, which when combined with other shares owned by the Queens as of March 31, 2000 would result in the Queens achieving a 35% interest in the Company's outstanding Common Stock. The Company has guaranteed the 1,227,969 shares of stock issued in January to the Queens at $1.00.

         As part of another acquisition, the Company guaranteed the value of 30,815 shares of its Common Stock at $6.75. On March 27, 2000 the Company received confirmation on the sale of 30,000 of these shares and has subsequently issued cash in the amount of $160,290 to satisfy this liability.

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

                       RESPONSE USA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


9. INDUSTRY SEGMENT INFORMATION

         Upon the adoption of SFAS No. 131 in 1999, the Company's operations fall into two industry segments: Security and Personal Response Systems ("PRS"). Previously, the Company's operations were considered to be one segment. The Company's Security segment utilized electronic systems installed in businesses and residences to provide (i) detection of events such as intrusion or fire,
(ii) surveillance and (iii) control of access to property. Such services were provided through the use of an electronic device installed at a customer's location that is monitored by the Company at its central monitoring station. The Security segment also included the Company's security patrol operations. The PRS segment includes monitoring services designed to monitor, identify and electronically report emergencies requiring medical, fire or police assistance. Such services are provided through the use of a transmitter worn by the customer and a receiving base located at the customer's home which communicates with the Company's central monitoring station (the "Monitoring Station").

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

                       RESPONSE USA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                    Corporate and
                                                                   Security            PRS              Other              Total
                                                                   --------            ---          --------------         -----
NINE MONTHS ENDED MARCH 31, 2000:
Revenues:
   Product Sales.........................................        $ 1,084,517          $539,034                          $1,623,551
   Monitoring and service................................          3,121,546         7,775,343                          10,896,889
   Security Patrol.......................................            871,294                                               871,294


      Total revenues.....................................          5,077,357         8,314,377                          13,391,734
Gross profit.............................................          2,395,752         6,020,447                           8,416,199
Selling, general and administrative expenses.............          2,032,211         6,494,999          $378,269         8,905,479
Depreciation and amortization expense....................          1,255,756         3,177,992                           4,433,748
Net loss from operations.................................        $  (892,215)      $(4,672,249)        $(378,269)      $(5,942,733)

THREE MONTHS ENDED MARCH 31, 2000:
Revenues:
   Product Sales.........................................                             $112,433                            $112,433
   Monitoring and service................................                            2,669,117                           2,669,117
   Security Patrol.......................................


      Total revenues.....................................                            2,781,550                           2,781,550
Gross profit.............................................        $    (9,097)        2,187,727                           2,178,630
Selling, general and administrative expenses.............              5,946         2,070,374          $101,235         2,177,555
Depreciation and amortization expense....................                            1,153,242                           1,153,242
Net loss from operations.................................        $   (15,043)      $(2,055,594)        $(101,235)      $(2,171,872)

NINE MONTHS ENDED MARCH 31, 1999:
Revenues:
   Product sales.........................................        $ 2,944,209       $   655,192                          $3,599,401
   Monitoring and service................................          9,196,380         5,289,164                          14,485,544
   Security patrol.......................................          2,123,774                                             2,123,774


      Total revenues.....................................         14,264,363         5,944,356                          20,208,719
Gross profit.............................................          7,053,299         4,136,652                          11,189,951
Selling, general and administrative expenses.............          5,706,149         3,961,486          $210,141         9,877,776
Depreciation and amortization expense....................          3,539,214         1,861,045                           5,400,259
Net loss from operations.................................        $(2,201,844)      $(1,873,524)        $(647,641)      $(4,723,009)

THREE MONTHS ENDED MARCH 31, 1999:
Revenues:
   Product sales.........................................           $857,223          $235,733                          $1,092,956
   Monitoring and service................................          3,046,155         2,294,977                           5,341,132
   Security patrol.......................................            713,344                                               713,344


      Total revenues.....................................          4,616,722         2,530,710                           7,147,432
Gross profit.............................................          2,361,802         1,783,935                           4,145,737
Selling, general and administrative expenses.............          1,982,451         1,638,590           $68,856         3,689,897
Depreciation and amortization expense....................          1,203,827           827,058                           2,030,885
Net loss from operations.................................        $  (824,477)      $  (806,252)         $(68,856)      $(1,699,585)


Total assets at March 31, 2000...........................                 $0       $32,235,239        $2,073,667       $34,308,906
Total assets at June 30, 1999............................        $39,444,085       $27,660,289        $1,337,618       $68,441,992

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

GENERAL OVERVIEW

         The Company is a leading provider of PRS throughout the United States engaged in the marketing, installation and monitoring of PRS. The Company markets its proprietary PRS to consumers, home health care agencies, hospitals, health maintenance organizations, durable medical equipment providers and government agencies. The Company's PRS enables individual users, such as elderly or disabled persons, to transmit a distress signal using a portable transmitter to the Company's Monitoring Station. As of March 31, 2000, the Company monitors approximately 42,000 PRS subscribers generating approximately $870,000 in Monthly Recurring Revenue ("MRR"). The Company believes it is currently the second largest provider of PRS in the United States based on annual recurring revenue. The Company's revenues consist primarily of recurring payments for the monitoring of PRS products.

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

         On September 30, 1999, the Company sold its Security Division to Vector in the Security Sale. The total consideration for the Security Sale was approximately $47,000,000 (see Note 2 of Notes to Condensed Consolidated Financial Statements of the Company).

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

         Operating revenues decreased by $6,816,985 or 34% and $4,365,882 or 61% from the nine and three months ended March 31, 1999 to the nine and three months ended March 31, 2000. These decreases were primarily attributable to the sale of the security division on September 30, 1999. The Company had no operating revenues from the security division for the six months ended March 31, 2000. Operating revenues for the PRS division increased by $2,370,021 or 40% and $250,840 or 10% for the nine and three months ended March 31, 2000 as compared to the same periods ended March 31, 1999.

         Product sales for the PRS division decreased by $116,158 or 18% and decreased by $123,300 or 52% for the nine and three months ended March 31, 2000 as compared to the nine and three months ended March 31, 1999.

         Monitoring and service revenues for the PRS division accounted for an increase in operating revenues of $2,486,179 or 47% and $374,140 or 16% for the nine and three months ended March 31, 2000 as compared to the nine and three months ended March 31, 1999. This increase is the result of the Company's continued efforts to expand its MRR from rental programs through providers.

         Gross profit for the PRS division increased by $1,883,795 or 46% and $403,792 or 23% for the nine and three months ended March 31, 2000 as compared to the nine and three months ended March 31, 1999. This increase is also primarily due to the Company's continued efforts to expand MRR from rental programs through providers. Monitoring and rental services generate significantly higher gross margins than do the other services provided by the Company.

         The Gross Profit Margin ("GPM") as a percentage of sales for the PRS division improved from 70% to 72% for the nine months ended March 31, 1999 to the nine months ended March 31, 2000, respectively and from 70% to 79% for the three months ended March 31, 1999 to the three months ended March 31, 2000, respectively.

         Selling, general and administrative expenses ("SG&A") decreased by $972,297 or 10% and decreased by $1,512,342 or 41% for the nine and three months ended March 31, 2000 as compared to the nine and three months ended March 31, 1999. This decrease is due to the sale of the security division on September 30, 1999. SG&A for the PRS division increased by $2,533,513 or 64% and $431,784 or 26% for the nine and three months ended March 31, 2000 as compared to the nine and three months ended March 31, 1999. This increase is due primarily to the PRS division incurring expenses that had been previously allocated to the security division. Since the sale of the security division on September 30, 1999, the Company has been focusing its efforts on improving the efficiencies of the PRS division. During the nine months ended March 31, 2000, the Company incurred approximately $124,000 in expenses related to consolidating certain functions and processes so that it can operate more efficiently. Another part of the PRS increase in selling and administrative expenses is attributable to the increased payroll and overhead required to service the increased PRS customer base. Additional costs were also incurred by the Company in anticipation of the pending contract award to provide PRS services to clients of the Human Resources Administration (HRA) of the City of New York. The award of the contract to the Company has been protested by other bidders and is being reviewed by HRA in accordance with applicable procurement procedures.

         Depreciation and amortization expense for the PRS division increased by $1,316,947 or 71% and $326,184 or 39% for the nine and three months ended March 31, 2000 as compared to the nine and three months ended March 31, 1999. The increase in amortization and depreciation expense in the PRS division is primarily due to the Company's acquisitions of monitoring contracts.

         Nonrecurring charges for the nine and three months ended March 31, 2000 were $1,019,705. On January 18, 2000 the Company terminated without cause the employment of Ronald A. Feldman effective February 29, 2000. Pursuant to the Executive's employment agreement and subsequent severance, non competition, and non disclosure agreement, the Company agreed to pay the Executive $1,019,705. This amount is a nonrecurring charge for the Company and has been recorded as such.

         Net interest expense increased by $209,298 or 7% and decreased by $380,766 or 33% for the nine and three months ended March 31, 2000 as compared to the nine and three months ended March 31, 1999. On September 30, 1999 the Company reduced its indebtedness by approximately $31.5 million as a result of the sale of its security division (see Note 2 to Notes to Condensed Consolidated Financial Statements of the Company). As of March 31, 2000 the Company still maintains approximately $29,300,000 in long-term debt with interest rates ranging from 7.2% to 10.54%. The primary use of such borrowings was for the acquisition of monitoring contracts and property and equipment. The borrowings were also used to fund the move of the Company's subscriber base to its Monitoring Station in Boca Raton, Florida, which occurred simultaneous with the Security Sale and to integrate the sales and marketing of PRS.

         The Company recorded a gain on sale of the security division of $14,932,422 for the nine months ended March 31, 2000 and a loss on sale of the security division of $2,270,778 for the three months ended March 31, 2000. This loss was a result of a settlement of the amount due to the Company from the purchase holdbacks (see Note 2 of Notes to Condensed Consolidated Financial Statements of the Company).

         Response Ability Systems, Inc. ("Systems"), a subsidiary of the Company, filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in October 1987. Systems' Plan of Reorganization became effective in February 1990. The Company was to pay out approximately $990,000, representing 30.5% of the total claim, over a ten year period, with the final payments to be made in March of 2000. The Company has paid approximately $840,000 over this ten year period. In accordance with Chapter 11 of the United States Bankruptcy Code, in March of 2000, the Company recorded $148,286 as other income, which represents unclaimed property of creditors that the Company has been unable to locate.

         Income tax expense for the nine months ended March 31, 2000 has been estimated to be $761,089, of which $470,000 is related to the gain on sale of the security division.

         Simultaneous with the Security Sale, the Company paid $30,628,277, including interest, of its MSCH Financing Agreement, and as a result, wrote off Deferred Financing Costs of $4,058,914. This amount was recorded as a loss on debt extinguishment, an extraordinary item.

         The net income for the nine months ended March 31, 2000 was $1,248,831 or $0.17 per share based on 7,332,048 weighted average number of shares outstanding, as compared to a net loss of $10,152,752 or ($1.41) per share based on 7,212,230 weighted average number of shares outstanding for the nine months ended March 31, 1999. The increase in net income is primarily attributable to the gain from the sale of the security division of $14,932,422 or $2.04 per share less the loss on debt extinguishment of $4,058,914 or ($0.55) per share. Excluding these two items the company would have had a net loss of $9,624,677 or ($1.31) per share for the nine months ended March 31, 2000. Included in this net loss are non-cash charges totaling $5,262,853, consisting of depreciation and amortization of $4,433,748 and amortization of deferred financing costs of $829,105. The net loss for the three months ended March 31, 2000 was $5,113,449 or ($0.71) per share based on 7,223,246 weighted average number of shares outstanding, as compared to a net loss of $2,869,641 or ($0.37) per share based on 7,768,587 weighted average number of shares outstanding for the three months ended March 31, 1999. The net loss for the three months ended March 31, 2000 of $5,113,449 includes the reduction of the purchase holdback due from Vector of $2,270,778 due to certain post closing adjustments and the nonrecurring charge of the Executive's severance of $1,019,705. Without these items, the Company's net loss would have been $1,822,966 or ($0.25) per share.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital increased by $2,407,114 from a working capital deficiency of $36,166 at June 30, 1999 to working capital of $2,370,948 at March 31, 2000. This increase is primarily attributable to the Security Sale. The Company believes that its existing cash on hand, marketable securities, and available borrowings under the MSCH Financing Agreement will be sufficient to fund the Company's principal and interest payments on its debt and capital expenditures, which are the Company's principal uses of cash, for at least the next twelve months.

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

         On September 30, 1999, the Company sold its stock in USS to Vector and paid off approximately $30,628,000, including accrued interest, of the MSCH Financing Agreement in respect of RAM. In connection with the refinancing, the Company incurred a charge for loss on debt extinguishment of $4,058,914. As of March 31, 2000, $28,508,550 is outstanding to MSCH under the MSCH Financing Agreement in respect of RSS and RSM and approximately $11,490,000 is available for future borrowings. Approximately $800,000 of the Company's $870,000 in MRR has been pledged pursuant to the MSCH Financing Agreement; therefore, the Company still has approximately $70,000 in MRR available to be purchased by RSS generating net cash proceeds of approximately $2.1 million after financing fees. In order to obtain additional borrowings under the Financing Agreement, new collateral must be acquired or internally generated.

         Under the MSCH Financing Agreement, the Company is required to pay financing fees of 15% of the principal amount borrowed to the lender for each additional borrowing at the time of the financing. These financing fees are recorded as debt issuance costs and are amortized over five years, the term of the notes, using the effective interest method. Taking these debt issuance costs into consideration, the Company's effective interest rates under the Financing Agreement range from 13.06% to 14.79%. In connection with the various borrowings under the Financing Agreement, the Company recorded debt issuance costs of $9,503,092. In connection with the repayment of $30,628,277 of the MSCH Financing Agreement on September 30, 1999, the Company wrote off debt issuance costs of $4,058,914, net of accumulated amortization of $934,099.

         The Financing Agreement contains certain provisions that significantly restrict the LLCs' ability to make any loans, advances or other distributions to any other entity. The borrowings under the Financing Agreement are secured by the capitalized monitoring contracts held by RSS and RSM. At March 31, 2000, the net book value of such monitoring contracts was $18,330,120.

         Net cash used in operating activities increased from $5,844,405 used in the nine months ended March 31, 1999 ("Fiscal 1999") to $5,953,831 used in the nine months ended March 31, 2000 ("Fiscal 2000"). On January 18, 2000, the Company terminated without cause the employment of Ronald A. Feldman. Pursuant to the terms of Mr. Feldman's Employment Agreement, Mr. Feldman is entitled to receive a severance payment equal to 2.99 times his annual base salary plus any accrued benefit through the end of the term of his Employment Agreement. Upon his termination, the Company's severance liability to the Executive was $1,019,705 pursuant to the Employment Agreement. Included in the $5,844,405 cash used in operating activities in the nine months ended March 31, 2000 was $321,257 paid as a partial severance payment to the Executive. The balance of the severance liability is to be paid as follows: (i) a lump sum payment of $412,500 on April 1, 2000, (ii) nine monthly installment payments of $29,102 from April 1, 2000 through December 1, 2000, and (iii) a final payment of $23,555 on January 1, 2001 (see Note 7 of Notes to Condensed Consolidated Financial Statements of the Company).

         Net cash provided by investing activities was $33,046,781 for Fiscal 2000 as compared to net cash used in investing activities for Fiscal 1999 of $16,928,049. The Company received net proceeds from the sale of the security division of $43,552,010. During Fiscal 2000, the Company paid stock guarantees of

$4,325,277, paid $3,635,057 for the purchase of monitoring contracts, purchased property and equipment for $2,312,074, which includes equipment used for rentals in the amount of $1,417,565. The balance of the capital expenditures were incurred mainly for the transfer of all of the Company's PRS subscriber accounts from its previously owned Monitoring Station in Wilkes Barre, Pennsylvania to its Monitoring Station in Boca Raton, Florida. The Company also purchased marketable securities for $2,144,113 and sold marketable securities for $1,899,424 during Fiscal 2000.

         Net cash used in financing activities was $27,427,999 for Fiscal 2000. The Company received proceeds of $7,936,732 from additional borrowings under the MSCH Financing Agreement for the PRS division net of $1,196,236 in deferred financing costs in Fiscal 2000. During Fiscal 2000, the Company paid $31,867,232 in principal payments on long-term debt. The Company also repurchased stock for $2,301,263.

         In October 1998, the Company acquired all of the capital stock of Health Watch. Health Watch is in the business of marketing and monitoring personal response systems. As part of this acquisition, the Queens were entitled to receive up to an aggregate of $3,750,000 upon the achievement of certain milestones or as a result of other transactions or events. The sale of the Security Division was an event which resulted in the acceleration of such payment, and accordingly, in January 2000 the Company paid $2,522,031 in cash and issued 1,227,969 shares of its Common Stock valued at $1,227,969. As part of the Health Watch acquisition, the Company guaranteed the value of its Common Stock at $4.15 and is therefore obligated to pay an amount equal to the difference between the guaranteed value and the sale price for the sale of the shares owned by the Queens prior to the delivery of the 1,227,969 shares of stock in January 2000. Pursuant to the Settlement Agreement, the Company is obligated to satisfy this liability on July 10, 2000. Also on July 10, 2000, the Company is obligated to pay an amount equal to the product of (x) the difference between $4.15 and the average closing bid price of the Company's Common Stock on the NASDAQ Small Cap Market for the fifteen day period prior to delivery of stock to the Queens and (y) the number of shares of the Company's Common Stock owned by the Queens prior to the delivery of the 1,227,969 shares of stock in January 2000. As of March 31, 2000, the Company's contingent liability under these agreements was $1,796,551, which may be settled, at the Company's option, in cash or by the issuance of Common Stock. Based on a March 31, 2000 market price of $1.0625, the Company would be required to issue approximately 1,690,872 shares of its Common Stock to satisfy this contingent liability, which when combined with other shares owned by the Queens as of March 31, 2000 would result in the Queens achieving a 35% interest in the Company's outstanding Common Stock (see Note 7 of Notes to Condensed Consolidated Financial Statements of the Company).

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

         ITEM 1. Legal Proceedings - None

         ITEM 2. Changes in Securities - None

         ITEM 3. Defaults Upon Senior Securities - None

         ITEM 4. Submission of Matters to a Vote of Security Holders - None

         ITEM 5. Other Information - None

         ITEM 6. Exhibits and Reports on Form 8-K
                  (a) Exhibits -
                           (11) Computation of Loss per Common Share
                           (27) Financial Data Schedule
                  (b) Reports on Form 8-K
                           (1) Report on Form 8-K - On January 21, 2000, the
                  Company filed a Report under Item 5 on Form 8-K reporting the Settlement Agreement with the Queens (see Note 7 of Notes to Condensed Consolidated Financial Statements of the Company).

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 RESPONSE USA, INC.
----------------------
     Registrant




By: /s/ Richard M. Brooks                            May 15, 2000
    ------------------------------
       Richard M. Brooks
       President
       Chief Executive Officer

By: /s/ Donna M. Dorris                              May 15, 2000
    ------------------------------
       Donna M. Dorris
       Chief Financial Officer
       Principal Financial Officer
       Principal Accounting Officer