Form 10KSB
period 2000-06-30
RESPONSE USA INC
filed 2000-10-13
CIK 889087

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   -----------

                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JUNE 30, 2000

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ____________ TO __________

                         Commission File Number 0-20770
                                   -----------

                               RESPONSE USA, INC.

                 (Name of small business issuer in its charter)

                  DELAWARE                                     22-3088639
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
             or organization)

   3 EXECUTIVE CAMPUS, 2ND FLOOR SOUTH,
         CHERRY HILL, NEW JERSEY                                 08002
(Address of principal executive offices)                      (Zip Code)

       Issuer's telephone number, including area code: (856) 661-0700
                                 -----------

    Securities registered pursuant to Section 12(b) of the Exchange Act:

       TITLE OF EACH CLASS                       NAME OF EACH EXCHANGE ON WHICH REGISTERED

              None                                              Not Applicable

     Securities registered pursuant to Section 12(g) of the Exchange Act:

                     COMMON STOCK, $.008 PAR VALUE PER SHARE.

                                (Title of Class)

     Check whether the issuer (1)filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X No:
             ---    ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

     The issuer's gross revenues for the most recent fiscal year were $16,228,077.

     The aggregate market value of the voting common equity held by non-affiliates (based upon the closing bid price) on October 6, 2000, was $2,227,711.

     As of October 6, 2000, there were 11,104,052 shares of Common Stock, $.008 par value per share (the "Common Stock"), outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement to be furnished to stockholders in connection with the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such Proxy Statement is expected to be filed with the Commission on or prior to October 28, 2000 (120 days after the end of the issuer's fiscal year).

     Certain exhibits listed in Item 13 of Part IV have been incorporated by reference.

                             RESPONSE USA, INC.
                         FORM 10-KSB ANNUAL REPORT
                                  PART I

ITEM 1. BUSINESS

GENERAL

         As used herein, the term "Company" means, unless the context requires otherwise, Response USA, Inc. and the following wholly-owned subsidiaries: Health Watch, Inc. ("Health Watch"), Emergency Response Systems, Inc. ("ERS"), Response Ability Systems, Inc. ("RAS"), Organization for Enhanced Capability, Inc. ("OEC"), In-Home Health, Inc. ("In-Home Health"), Response Security Services, LLC ("RSS"), Response Security Monitoring, LLC ("RSM"), and prior to the Security Sale (as hereinafter defined), United Security Systems, Inc. (" USS"), The Jupiter Group, Inc., d/b/a Triple A Security Patrol ("Triple A Patrol") and Response Alarm Monitoring, LLC ("RAM").

         On August 11, 1999, Response USA, Inc. entered into a Stock Purchase Agreement pursuant to which the stock of two of its wholly-owned subsidiaries, USS (along with its wholly-owned subsidiary RAM) and Triple A Patrol was sold to Vector Security, Inc. The closing of such transaction (the "Security Sale") took place on September 30, 1999. Prior to the closing of the Security Sale, the Company was engaged in the residential and commercial security business through USS and the patrol services business through Triple A Patrol. Following September 30, 1999, the Company was no longer engaged in such businesses. Information regarding such businesses is included in this Annual Report because the financial statements included herein include financial information from such businesses.

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

         Response USA, Inc. is a leading provider of personal response systems ("PRS") and services throughout the United States and is engaged in the marketing, installation and monitoring of PRS. The Company markets its proprietary PRS to consumers, home health care agencies, hospitals, health maintenance organizations, and government agencies. The Company's PRS enables individual users, such as elderly or disabled persons, to transmit a distress signal using a portable transmitter to the Company's central monitoring station in Boca Raton, Florida (the "Monitoring Station"). The Company currently monitors approximately 43,000 PRS subscribers generating approximately $925,000 in monthly recurring revenue ("MRR"). The Company believes it is currently the second largest provider of PRS in the United States based on MRR. The Company's revenues consist primarily of recurring payments for providing and monitoring PRS products. During the past twelve months, the Company has focused significant capital and human resources on the expansion of its PRS operations, increasing its subscriber base by approximately 6,000 customers generating approximately $100,000 in MRR, through the expansion of the Company's PRS provider programs and by strategic acquisitions.

         The Company's PRS products are electronic devices designed to monitor, identify and electronically report emergencies requiring medical, fire or police assistance, to help elderly, disabled and other individuals. When activated by the pressing of a button, or automatically, in the case of certain environmental temperature fluctuations, the transmitter sends a radio signal to a receiving base installed in the user's home. The receiving base relays the signal over telephone lines to the Monitoring Station, where the user's name, address and vital information are within seconds automatically displayed on a computer screen. This signal instantaneously establishes two-way voice communication between the user and the Monitoring Station personnel directly through the PRS unit, thereby avoiding any need for the user to access a telephone. The nature of the distress is determined and when necessary, appropriate help is dispatched. If the user does not answer, help is dispatched immediately. The Monitoring Station is staffed 24 hours a day, 365 days a year.

PERSONAL RESPONSE SYSTEMS AND SERVICES

PRS INDUSTRY

         The personal response industry generally consists of companies that provide technological support services to help elderly or medically-at-risk individuals live independently, without the need of supervised care. In the Company's view, the growth of the personal response market is strongly linked to the belief of medical professionals that such individuals should be encouraged to live independently for as long as possible. The Company believes that the demand for personal response systems will increase as the number of people over 65 years of age, and the number of such persons living alone, increases. Currently, two groups of individuals are perceived to be the principal users of PRS products. The first group consists of elderly people who are capable of living independently and who are seeking ways to extend their ability to maintain their independence. The second group consists of those who experience short-term medical needs for whom the PRS is primarily used to reduce the length of a hospital stay and to provide short-term assistance at home during the recuperation period. Other potential users include "latch-key" children, the physically challenged, and others for whom immediate, automatic access to emergency assistance is desirable.

PRS PRODUCTS AND MONITORING SERVICES

         The Company's principal PRS product called Health Watch-Registered Trademark- is designed to monitor, identify and electronically report emergencies requiring medical, fire and police assistance. The Health Watch PRS unit consists of two basic components: (i) a portable pendant transmitter that is worn around the neck or on the wrist and (ii) a receiving base that is installed in the user's home and connected to the user's telephone line. The Company's PRS may also include a smoke detector (in certain states) that transmits a distress signal to the Monitoring Station in the event of fire.

         The Company's products are ETL (Electronic Testing Laboratory) approved. The current products marketed by the Company have a number of safety features, including a daily self-test, a supervised pendant, hands-free two-way voice capability, convenience call which enables a user to answer the telephone by pressing their help button, an environmental control which detects temperature fluctuations, a cancel function to avoid false alarms, an alternative power source, which allows the system to remain functional in the event of a generalized power failure, and a special transmitter designed for use by handicapped persons. In addition, once activated, the PRS "seizes" the user's telephone line to which the receiving base is connected and dials the Monitoring Station until a connection is established, regardless of whether the user's telephone is in use or off the hook. Each PRS is tested before shipment and is re-tested immediately after installation in a user's home.

         Users of the Company's PRS products initiate a distress signal by pressing a button on the portable transmitter included in the system. Once activated, the transmitter sends radio signals to the receiving base, which in turn translates the radio signal and automatically dials the Monitoring Station using a toll-free telephone number. Once telephone contact is made with the Monitoring Station, personal data relating to the user who initiated the distress signal is retrieved and displayed to the monitor within seconds. Such data includes the user's name and address, directions to the user's home, best route of entry into the user's home during an emergency, and the doctor and family members that should be contacted. In addition, this signal establishes two-way voice communication between the user and Monitoring Station personnel directly through the PRS unit, avoiding any need for the user to access a telephone. Monitoring Station personnel verify the nature of the emergency by speaking with the individual and, if necessary, notify the predetermined emergency authorities in the user's area. If the monitoring personnel are unable to establish voice communication with the user, emergency agencies are notified immediately. As of September 30, 2000, the Company monitored approximately 43,000 PRS subscribers throughout the United States. The Company's PRS products are not programmed to permit the customer to utilize a competitor's monitoring service.

         The Company provides all of its PRS users with a 24-hour-per-day, 365 day-per-year monitoring service. The Monitoring Station is accessible by PRS users nationwide through toll-free emergency telephone lines. The Monitoring Station contains telecommunications and computer equipment with the capacity to monitor all of the Company's PRS users simultaneously, and to receive and act upon a user's emergency signal. In addition to the automatic daily test calls which the Company's products provide, an average of approximately 2,900 calls are received per day from its PRS users, of which a relatively small number (less than 5%) require the dispatch of medical emergency services.

         The Company operates a Back Up Monitoring Station at a separate geographic location and maintains a duplicate set of all customer data.

SALES AND MARKETING

         The Company markets its Health Watch products and monitoring services to home health care companies, hospitals and governmental agencies ("Providers"). The Company supplies the Health Watch PRS products and monitoring services to its Providers who then market the products and services to their subscribers. The Company receives a monthly fee from the Providers for supplying its PRS product and monitoring services. The Providers in turn receive monthly fees from their subscribers. Providers utilize the Company's Health Watch PRS product and monitoring services to improve health care services in their local community, to obtain a relationship with a subscriber who may utilize other home care or hospital services supplied by the Providers, to enhance community relations and to facilitate early discharge from the hospital. In addition, the Company provides the Health Watch PRS product and other products and monitoring services directly to the consumer through its Company-owned subsidiaries, In-Home Health, OEC, RAS, and ERS. The Company characterizes its Company-owned subsidiaries as in-house Providers of its products and services. Revenues generated by Company-owned Providers are typically received directly from the consumer or governmental agencies.

         HOME HEALTH CARE DIVISION. The Company's Home Health Care Division markets the Company's PRS products primarily to home health care companies and hospitals. These entities typically agree to sign an exclusive five-year agreement with the Company. The subscriber obtains the Company's PRS system from the Provider, and the Company provides monitoring services. The Company supports its Provider network with a marketing plan designed to introduce the PRS concept to their professional and family caregivers, along with ancillary materials to utilize at the home of their patients. Additionally, the Company provides in-service presentations to its Provider network in order to facilitate subscriber referrals to the individual Provider.

         GOVERNMENT PROGRAMS DIVISION. The Company's Government Programs Division markets the Company's PRS services to various state and local governmental agencies. Additionally, it markets the Company's services to local area Agencies on Aging, and other public and private organizations designed to help senior citizens remain independent. The

Company is currently the exclusive provider of PRS services for the Los Angeles Department of Aging, the Philadelphia Corporation for Aging, and other numerous state, county, and local governmental agencies. The Company provides periodic in-service presentations to social workers in the areas of geriatric care management in order to solicit referrals for the Company's PRS services.

         In October 1999, the Company was notified by The City of New York Human Resources Administration ("HRA") that it was being recommended for the award of a contract to provide Personal Response System services to HRA's approximately 9,000 clients. The award was protested by other bidders and was under review by HRA in accordance with applicable procurement procedures. These protests were denied by the Chief Contracting Officer of HRA. The existing vendor appealed the denial of its protest to the Commissioner of HRA. This appeal has also been denied. The information received by the Company indicates that the recommended contract award to the Company remains unchanged; however, as of this date HRA has not awarded the contract.

         FRANCHISEES. The Company ceased offering new franchises for sale in 1987 and has no plans to resume selling franchises in the future. Existing franchisees, however, are allowed to renew their franchise annually upon payment of a $350 renewal fee. As of August 31, 2000, approximately 40 franchisees had paid their franchise renewal fee for the 2000 fiscal year.

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

         PRIVATE LABEL PROGRAMS. The Company has supplied PRS products for vendors under product names owned by the vendors. Currently, sales under these programs are limited. All of the Company's private label vendors provide their own monitoring services.

ELECTRONIC SECURITY INDUSTRY

         As stated above, the Company had been engaged in the electronic security business until September 30, 1999. The following information is included in this Annual Report because the financial statements included herein include financial information from such business.

         The Company's electronic security systems business utilized electronic systems installed in businesses and residences to provide (i) detection of events such as intrusion or fire, (ii) surveillance and (iii) control of access to property. The detection devices were monitored either by a third-party monitoring station located in Euclid, Ohio or the Company's Underwriters Laboratory and Factory Mutual approved monitoring station located in Wilkes Barre, Pennsylvania. The security services industry encompasses a wide range of products and services, which can be broadly divided into electronic monitoring products and services, which the Company provided, and highly labor intensive manned guarding and patrol services, which the Company provided on a limited basis through its former subsidiary, Triple A Patrol. Electronic monitoring products and services consist of the sale, installation, continuous monitoring and maintenance of electronic security systems. The products and services marketed in the electronic security services industry range from residential systems that provide basic entry and fire protection to sophisticated commercial systems incorporating closed-circuit television systems and access control.

ELECTRONIC SECURITY SERVICES

         The Company's electronically-monitored security systems involved the use on a customer's premises of devices designed to detect or react to various occurrences or conditions, such as intrusions, movement, fire, smoke, flooding, environmental conditions (including temperature or humidity variations) and other hazards.

         RESIDENTIAL AND COMMERCIAL SYSTEMS. Residential security services consisted of the sale, installation, monitoring and maintenance of electronically monitored security systems to detect intrusion and fire. The Company also provided electronic security services and products to commercial businesses and facilities. These systems and products are tailored to customers' specific needs and included electronic monitoring services that provided intrusion and fire detection, as well as card or keypad activated access control systems and closed circuit television systems. The Company also marketed standard security packages for specific types of commercial customers. Certain commercial customers required more complex electronic security systems.

         PRODUCTS. The Company sold products offered by several different manufacturers. When the system was sold, the customer would pay the Company the purchase price. When the system was leased, only an installation fee was charged. Customers agreed to pay monthly service charges for monitoring and could also subscribe for maintenance services. Pricing depended upon the monitoring components installed, the type of alarm transmission and other services required.

GOVERNMENTAL REGULATION

         The Company's operations are subject to a variety of federal, state, county and municipal laws, regulations and licensing requirements. Certain governmental entities also require persons engaged in the security alarm services business to be licensed and to meet certain standards in the selection and training of employees and in the conduct of business. The Company believes that it held the required licenses and was in substantial compliance with all licensing and regulatory requirements in each jurisdiction in which it operated.

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

RISK MANAGEMENT

         The nature of the services provided by the Company potentially exposes it to risks of liability for employee acts or omissions, or system failures. To reduce those risks, substantially all of the Company's customers have subscriber agreements which contain provisions for limited liability and predetermined liquidated damages to customers and indemnification by customers against third-party claims; however, some jurisdictions prohibit or restrict limitations on liability and liquidated damages. The Company carries insurance of various types, including general liability and errors and omissions insurance to insure it from liability arising from acts or omissions of its employees. The Company's general and umbrella liability insurance policies combined provide up to $10,000,000 of coverage, depending on the nature of claims. Certain of the Company's insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other kinds of damages arising from employee misconduct. In addition, in some states the contractual limitation of liability and indemnification provisions may be ineffective in cases of gross negligence or intentional misconduct and in certain other situations.

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

SUPPLIERS, MANUFACTURING AND ASSEMBLY

         The Company currently has multiple sources of supply for the components used in the PRS products that it designs and installs. The Company does not manufacture any of the components that comprise the products that it designs and installs. The Company's products are assembled from such components by employees of the Company. The Company believes that a variety of alternative sources of supply are available on reasonable terms. However, the Company has no guaranteed supply arrangements with its suppliers and purchases components pursuant to purchase orders placed from time to time in the ordinary course of business. There can be no assurance that shortages of components will not occur in the future. Failure of sources of supply and the inability of the Company to develop alternative sources of supply, if required in the future, could have a material adverse effect on the Company's operations.

COMPETITION

         The personal response industry is serviced by numerous companies that provide PRS products and services, including monitoring services. The Company's principal competitors are other national or regional personal response providers and burglar alarm companies that offer medical emergency features in addition to their home protection systems. We believe we are the second largest provider of PRS in the United States based on MRR. A majority of the personal response companies offer systems that are monitored through a central monitoring facility. In some instances, companies which sell PRS units establish agreements with local burglar alarm companies to provide the service on a per-user fee basis, or have their own monitoring capability. A number of personal response companies offer their products through hospitals that distribute and monitor the systems. Several companies offer systems that utilize a direct dial/pre-recorded telephone message to selected telephone numbers directly without a monitoring station.

EMPLOYEES

         At October 1, 2000, the Company employed 140 full-time employees. Of this number, 48 are engaged in sales, sales service and installation, 35 in central station monitoring, 36 in administration, and 21 in manufacturing and product development. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be satisfactory.

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

HISTORY OF LOSSES AND RISK OF FUTURE LOSSES

         We had net losses of $14,830,642 for Fiscal 1999 and $1,746,948 for Fiscal 2000. The $1,746,948 net loss for Fiscal 2000 was net of a $14,841,872 gain on the sale of the security division and a $4,058,914 loss on debt extinguishment related to the Security Sale (see Note 3 of Notes to the Consolidated Financial Statements of the Company). We had an accumulated deficit of $60,895,375 at June 30, 2000. We expect that such losses will continue for the foreseeable future. In addition, our future plans are subject to risks and uncertainties that may cause us to continue to suffer substantial losses from operations. We cannot assure you that the Company's operations will ever become profitable. Even if we become profitable, we cannot assure you that we will be able to maintain profitability.

HIGHLY LEVERAGED

         As of October 1, 2000, the Company had approximately $30,850,000 of indebtedness outstanding under its financing agreements. This debt bears interest at rates ranging from 8.3% to 9.5% per year. The Company is required to pay financing fees to its lender for each additional borrowing. Taking these financing fees into consideration, the Company's effective interest rates range from 13.06% to 13.55%.

         As a result of these arrangements, the Company is required to make substantial principal and interest payments on this debt. We cannot assure you that cash from operations will be sufficient to make these payments. If the Company should ever become unable to meet its debts as they become due, all revenues from monitoring contracts would become the property of the lender.

RISKS RELATED TO GROWTH THROUGH ACQUISITIONS

         A substantial part of our growth during the period of Fiscal 1994 through Fiscal 2000 had been through acquisitions. Although acquisitions are no longer part of our primary growth strategy, we may make strategic acquisitions. Acquisitions may involve a number of special risks, including (i) negative effects on our reported operating results, (ii) distracting our management from other important issues, (iii) greater burdens on the Company's resources, (iv) too much dependence on key personnel, (v) risks associated with unanticipated problems or legal liabilities and (vi) negative effects resulting from the accounting treatment of goodwill resulting from paying more to acquire a business than the book value of its assets, some or all of which could have a negative effect on the Company's operations and financial performance.

POSSIBLE NEED FOR ADDITIONAL FINANCING

         We expect to continue to require outside sources of financing to implement our growth strategy. The financing agreement currently in place is the primary source of additional funds. We may raise funds by selling common stock, preferred stock or debt securities or by obtaining additional bank financing. We cannot assure you that the Company will be able to obtain capital on a timely basis, on favorable terms, or at all. If we are unable to obtain such financing, or generate funds from our operations sufficient to meet our needs, we may be unable to expand and develop.

POTENTIAL NEGATIVE IMPACT OF GOVERNMENT REGULATIONS

         Many aspects of the medical industry in the United States are presently subject to extensive federal and state governmental regulation, including reimbursement rates and policies imposed by Medicare and other third-party reimbursement programs. Laws and regulations affecting our business include federal and state "kickback laws," conflict of interest laws (such as the federal "Stark" legislation), and licensing requirements. In addition, both the current presidential administration and Congress have periodically asserted a need to overhaul or reform the nation's health care system. Such legislative initiatives, if enacted, could impose pressures on the pricing structures applicable to our PRS services. Depending on the nature and extent of any new laws and/or regulations, or possible changes in the interpretation of existing laws and/or regulations, any such changes may affect our revenue operating margins and profitability.

         We derive a portion of our revenues from Medicaid, and from other third-party payors. In January 1992, the federal government implemented, through the Medicare program, a resource based relative value scale payment methodology. Implementation of such scale could reduce reimbursement rates for our PRS products and services.

PRODUCT LIABILITY AND AVAILABILITY OF INSURANCE

         Because our business involves responding to personal emergencies, failures of the our products or services carry a high risk of liability claims. We try to manage this risk through contractual limits on liability and damages, and by carrying insurance. However, the contractual limits may not be enforceable in all jurisdictions or circumstances. In addition, a successful claim may be made for damages which exceeds the coverage under any insurance policy. In the future, the Company's insurance costs may become more expensive, and there can be no assurance that additional insurance will be available on acceptable terms. If one or more of these occur, it could have an adverse effect on the Company's financial condition and operations.

COMPETITION

         The PRS industry is highly competitive and fragmented. We compete with national and regional companies, as well as smaller local companies, in all of our operations. Additionally, some burglar alarm companies also offer medical emergency features in addition to their home protection systems. Certain of these companies have greater financial resources than we do. They also may enjoy a competitive advantage due to their access to a larger client base. There can be no assurance that we will be able to compete successfully in the PRS industry.

DEPENDENCE ON SUPPLIERS AND MANUFACTURERS

         We do not manufacture any of the components that comprise the products that we design and install, and we have no guaranteed arrangements with our suppliers. We purchase components through purchase orders placed in the ordinary course of business. Although we believe these components are available from other sources at reasonable prices, we cannot assure you that shortages of components will not occur in the future.

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

DEPENDENCE ON KEY PERSONNEL AND MANAGEMENT

         Our success largely depends on the efforts of our senior management and other key employees, particularly our current executive officers, Jeffrey Queen, our Chief Executive Officer, and Andrew Queen, our President. The loss of either one of these officers might have a negative impact on the Company's financial condition and operations. Although we have employment agreements with these officers and certain other employees, there can be no assurance that we will be able to retain the services of such individuals. Under our current financing arrangement, a default would occur if our Chairman of the Board, Richard M. Brooks, was no longer the Chairman of the Board.

SHARES ELIGIBLE FOR FUTURE SALE; EFFECT OF PREVIOUSLY ISSUED OPTIONS AND
WARRANTS

         As of October 1, 2000, we had 11,104,052 shares of common stock outstanding, of which 5,942,323 are freely tradable without restriction or further registration under the Securities Act and 5,161,729 of which are subject to applicable Rule 144 limitations.

         In addition to the shares now traded in the market, we have 1,953,117 shares of common stock, which are issuable upon the exercise of options and warrants. We cannot predict the effect, if any, that sales of such securities, or their mere availability, will have on the market prices for the common stock. However, the possibility that a substantial number of our securities may, in the near future, be sold in the public market may adversely affect market prices for the common stock and could make it more difficult for the Company to raise capital through the sale of additional equity securities.

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

OUR COMMON STOCK HAS BEEN DE-LISTED FROM THE NASDAQ SMALLCAP MARKET

         On September 13, 2000, our common stock was de-listed from the NASDAQ SmallCap Market for failure to maintain a closing bid price of at lease $1.00 per share for the required minimum time period. As a result, trading in our common stock is now conducted on the Electronic Bulletin Board. As a result of the de-listing, it could become more difficult to dispose of or obtain accurate quotations as to the price of our common stock.

ITEM 2. PROPERTIES

         The Company leases approximately 10,000 square feet of space in Cherry Hill, New Jersey, for its executive and administrative offices, at an annual rental of $171,000. The lease expires in July, 2004, after which the Company has a five-year renewal option. The Company also leases (i) 2,000 square feet in Los Angeles, California, for use as a sales and installation facility, at an annual rental of $24,000, which lease expires in October, 2000; (ii) 4,600 square feet in Fall River, Massachusetts for use as a sales and installation facility, at an annual rental of $28,000, which lease expires in March, 2000, after which the Company has a two-year renewal option on the same terms and conditions; (iii) 6,000 square feet in Boca Raton, Florida for the Monitoring Station and administrative offices at an annual rental of $123,000, which lease expires in September, 2001; (iv) 7,500 square feet in Boca Raton, Florida for use as assembly facilities, which leases expire in October, 2000 and December, 2000 at annual rentals totaling $60,000; (v) 1,100 square feet in Cleveland, Ohio for a sales and installation facility at an annual rental of $15,780, which lease expires in September, 2003; (vi) 2,500 square feet in Seattle, Washington for a sales and installation facility, at an annual rental of $31,360, which lease expires in March, 2002; and, (vii) 2,000 square feet in Orlando, Florida for a back up central station at an annual rental of $21,735, which lease expires in August, 2002.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The following table sets forth, for the quarters indicated, the high and low bid and ask prices for the Company's Common Stock in the over-the-counter market. Such prices reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                                                                               HIGH    LOW       HIGH      LOW
                                                                                               ----    ---       ----      ---
                                                                                                     BID               ASK
                                                                                                     ---               ---
FISCAL YEAR ENDED JUNE 30, 2000:

First Quarter..............................................................................   $1 3/4   $1 1/32  $1 25/32  $1 1/16

Second Quarter.............................................................................   $1 9/32  $27/32   $1 5/16   $7/8

Third Quarter..............................................................................   $1 9/16  $1 1/32  $1 5/8    $1 3/32

Fourth Quarter.............................................................................   $3/4     $3/8     $13/16    $13/32

FISCAL YEAR ENDED JUNE 30, 1999:

First Quarter..............................................................................   $7 3/16  $3 9/16  $7 1/4    $3 21/32

Second Quarter.............................................................................   $4 7/8   $2 5/8   $5        $2 3/4

Third Quarter..............................................................................   $3 11/16 $1 3/4   $3 13/16  $1 25/32

Fourth Quarter.............................................................................   $6 3/4   $6 1/4   $6 13/16  $6 3/8

         On October 6, 2000, the closing bid price of the Company's Common Stock as reported on the Electronic Bulletin Board was $.375 per share. As of October 6, 2000, there were 253 stockholders of record of the Common Stock. The total monthly trading volume of the Common Stock on the Nasdaq SmallCap Market and the Electronic Bulletin Board for the month ended September 30, 2000 was 388,000 shares.

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

GENERAL OVERVIEW

         The Company is a leading provider of PRS throughout the United States engaged in the marketing, installation and monitoring of PRS. The Company markets its proprietary PRS to consumers, home health care agencies, hospitals, health maintenance organizations and government agencies. The Company's PRS enables individual users, such as elderly or disabled persons, to transmit a distress signal using a portable transmitter to the Company's Monitoring Station. The Company currently monitors approximately 43,000 PRS subscribers generating approximately $925,000 in Monthly Recurring Revenue ("MRR"). The Company believes it is currently the second largest provider of PRS in the United States based on MRR. The Company's revenues consist primarily of recurring payments for the monitoring of PRS products.

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

         On September 30, 1999, the Company sold its security division to Vector in the Security Sale. The total consideration for the Security Sale was approximately $47,000,000 (see Note 3 of Notes to Consolidated Financial Statements of the Company).

         As a result of the Security Sale, the Company is no longer engaged in the alarm or patrol businesses and is solely engaged in the PRS business. Simultaneous with the Security Sale, the Company moved all of its PRS monitoring to its Monitoring Station located in Boca Raton, Florida. Information with respect to the alarm and patrol businesses is included in this Annual Report because the financial statements included herein include historical financial information from such businesses.

RESULTS OF OPERATIONS

         FISCAL YEARS 2000 AND 1999

         The following table sets forth certain operating data for the fiscal years ended June 30, 2000 and 1999:



                                                                                      CORPORATE &
                                       SECURITY              PRS                      OTHER                  TOTAL
                                       -----------------     -------------------      -----------------      ---------------
FISCAL YEAR ENDED JUNE 30, 2000

                          Revenues:
                      Product Sales          $1,084,517                $613,780                                  $1,698,297
               Monitoring & Service           3,121,546              10,536,940                                  13,658,486
                    Security Patrol             871,294                                                             871,294
                                       -------------------------------------------------------------------------------------
                     TOTAL REVENUES           5,077,357              11,150,720                      0           16,228,077
                                       -------------------------------------------------------------------------------------

                  Cost of Revenues:
                      Product Sales           1,014,500                 465,786                                   1,480,286
               Monitoring & Service             960,489               2,481,217                                   3,441,706
                    Security Patrol             706,616                                                             706,616
                                       -------------------------------------------------------------------------------------
             TOTAL COST OF REVENUES           2,681,605               2,947,003                      0            5,628,608
                                       -------------------------------------------------------------------------------------

                      Gross Profit:
                      Product Sales              70,017                 147,994                                     218,011
               Monitoring & Service           2,161,057               8,055,723                                  10,216,780
                    Security Patrol             164,678                                                             164,678
                                       -------------------------------------------------------------------------------------
                 TOTAL GROSS PROFIT           2,395,752               8,203,717                      0           10,599,469
                                       -------------------------------------------------------------------------------------

Selling, general and administrative           2,040,845               8,681,628                437,460           11,159,933
      Depreciation and Amortization           1,255,756               4,303,695                                   5,559,451
                  Severance charges                                                          2,133,065            2,133,065
                                       -------------------------------------------------------------------------------------
               LOSS FROM OPERATIONS           (900,849)             (4,781,606)            (2,570,525)          (8,252,980)
                                       -------------------------------------------------------------------------------------

                    Interest expense                                                                            (3,890,521)
   Gain on sale of security division                                                                             14,841,872
          Loss on sale of marketable
                          securities                                                                               (25,000)
                        Other Income                                                                                234,734
                  Income tax expense                                                                              (596,139)
          Loss on extraordinary item                                                                            (4,058,914)
                                                                                                             ---------------

                            NET LOSS                                                                           ($1,746,948)
                                                                                                             ===============


FISCAL YEAR ENDED JUNE 30, 1999



                                                                                      CORPORATE &
                                       SECURITY              PRS                      OTHER                  TOTAL
                                       -----------------     -------------------      -----------------      ---------------
                           Revenues:
                       Product Sales           $3,859,335              $919,210                                  $4,778,545
                Monitoring & Service           12,123,521             7,663,017                                  19,786,538
                     Security Patrol            2,864,570                                                         2,864,570
                                           ---------------------------------------------------------------------------------
                      TOTAL REVENUES           18,847,426             8,582,227                      0           27,429,653
                                           ---------------------------------------------------------------------------------

                   Cost of Revenues:
                       Product Sales            3,577,210               897,534                                   4,474,744
                Monitoring & Service            3,973,790             1,985,830                                   5,959,620
                     Security Patrol            2,236,396                                                         2,236,396
                                           ---------------------------------------------------------------------------------
              TOTAL COST OF REVENUES            9,787,396             2,883,364                      0           12,670,760
                                           ---------------------------------------------------------------------------------

                       Gross Profit:
                       Product Sales              282,125                21,676                                     303,801
                Monitoring & Service            8,149,731             5,677,187                                  13,826,918
                     Security Patrol              628,174                                                           628,174
                                           ---------------------------------------------------------------------------------
                  TOTAL GROSS PROFIT            9,060,030             5,698,863                      0           14,758,893
                                           ---------------------------------------------------------------------------------

 Selling, general and administrative            7,686,978             6,230,719                315,521           14,233,218
    Compensation - Options/Contracts                                                           437,500              437,500
       Depreciation and Amortization            5,257,251             2,741,379                                   7,998,630
                   Severance charges                9,780               198,721                                     208,501
                                           ---------------------------------------------------------------------------------
                LOSS FROM OPERATIONS          (3,893,979)           (3,471,956)              (753,021)          (8,118,956)
                                           ---------------------------------------------------------------------------------

                    Interest expense                                                                            (4,116,332)
                  Income tax expense                                                                               (27,548)
          Loss on extraordinary item                                                                            (2,567,806)
                                                                                                             ---------------

                            NET LOSS                                                                          ($14,830,642)
                                                                                                             ===============

RESULTS OF OPERATIONS

         A majority of the Company's revenues are derived from monthly recurring payments for the monitoring, rental and servicing of PRS, and prior to September 30, 1999, electronic security systems, pursuant to contracts with initial terms of up to five years. The PRS division also sells PRS products to private label wholesale and home health care agencies. Service revenues for both the PRS and security divisions are derived from payments under extended warranty contracts and for service calls performed on a time and material basis. The security division also generated revenues from the sale and installation of security systems and from security patrol services. Monitoring and service revenues are recognized as the service is provided. Sale and installation revenues are recognized when the required work is completed. All direct installation costs, which include materials, labor and installation overhead, and selling and marketing costs are expensed in the period incurred. Security patrol revenues are recognized as the service is provided. PRS and alarm monitoring and rental services generate significantly higher gross margins than do the other services provided by the Company.

         Operating revenues decreased by $11,201,576 or 41% from the year ended June 30, 1999 ("Fiscal 1999") to the year ended June 30, 2000 ("Fiscal 2000"). These decreases were primarily attributable to the sale of the security division on September 30, 1999. The Company had no operating revenues from the security division for the nine months ended June 30, 2000. Operating revenues for the PRS division increased by $2,568,493 or 30% from Fiscal 1999 to Fiscal 2000.

         Product sales for the PRS division decreased by $305,430 or 33% from Fiscal 1999 to Fiscal 2000. This decrease is the result of a decrease in sales of PRS to private label wholesalers and home health care agencies, as the Company has redirected its efforts to expand its MRR from rental programs through Providers.

         Monitoring and service revenues for the PRS division accounted for an increase in operating revenues of $2,873,923 or 38% from Fiscal 1999 to Fiscal 2000. This increase is the result of the Company's continued efforts to expand its MRR from rental programs through Providers.

         Gross profit for the PRS division increased by $2,504,854 or 44% from Fiscal 1999 to Fiscal 2000. This increase is also primarily due to the Company's continued efforts to expand MRR from rental programs through Providers. Monitoring and rental services generate significantly higher gross margins than product sales.

         The Gross Profit Margin as a percentage of sales for the PRS division improved from 66% to 74% from Fiscal 1999 to Fiscal 2000.

         Selling, general and administrative expenses ("SG&A") decreased by $3,073,285 or 22% from Fiscal 1999 to Fiscal 2000. This decrease is due to the sale of the security division on September 30, 1999. SG&A for the PRS division increased by $2,450,909 or 39% from Fiscal 1999 to Fiscal 2000. This increase is due primarily to increased payroll and overhead required to service the increased PRS customer base. Since the sale of the security division on September 30, 1999, the Company has been focusing its efforts on improving the efficiencies of the PRS division. During Fiscal 2000, the Company incurred approximately $203,000 in expenses related to consolidating certain functions and processes so that it can operate more efficiently.

         Depreciation and amortization expense for the PRS division increased by $1,562,316 or 57% from Fiscal 1999 to Fiscal 2000. The increase in amortization and depreciation expense in the PRS division is primarily due to the Company's acquisitions of monitoring contracts and increases in equipment used for PRS rentals.

         Severance charges for Fiscal 2000, related to severance costs for two former officers of the Company, were $2,133,065. On January 18, 2000 the Company terminated without cause the employment of its Executive Vice President (the "Executive") effective February 29, 2000. Pursuant to the Executive's employment agreement and subsequent severance, noncompetition, and nondisclosure agreement, the Company agreed to pay the Executive $1,019,705. On June 27, 2000, the Board of Directors of the Company reached a severance, noncompetition and nondisclosure agreement with its Chief Executive Officer, (the "Former CEO"), to be effective July 24, 2000. Pursuant to this agreement, the Company agreed to pay its Former CEO severance payments of $441,203 in a lump sum, and monthly installments of $36,767 over twenty-four months. The total severance (excluding an estimate of the cost of the Former CEO's time as a consultant and imputed interest at 10%) of $1,113,360 has been accrued at June 30, 2000 and recorded as a severance charge.

         Net interest expense decreased by $225,811 or 5% from Fiscal 1999 to Fiscal 2000. On September 30, 1999 the Company reduced its indebtedness by approximately $31.5 million as a result of the sale of its security division (see Note 3 of Notes to Consolidated Financial Statements of the Company). As of June 30, 2000, the Company still maintains approximately $31,600,000 in long-term debt with interest rates ranging from 8% to 9.83%.

         The Company recorded a gain on sale of the security division of $14,841,872 for Fiscal 2000 (see Note 3 of Notes to Consolidated Financial
Statements of the Company).

         A subsidiary of the Company, RAS, filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in October 1987. RAS's Plan of Reorganization became effective in February 1990. The Company was to pay out approximately $990,000, representing 30.5% of the total claims, over a ten year period, with the final payments to be made in March of 2000. The Company has paid approximately $755,000 over this ten year period. In accordance with Section 347 of the United States Bankruptcy Code, in March of 2000, the Company recorded $234,734 as other income, which represents unclaimed property of creditors.

         Income tax expense for Fiscal 2000 was $596,139, of which $369,000 is related to the gain on sale of the security division.

         Simultaneous with the Security Sale, the Company paid $30,628,277, including interest, of its Financing Agreement with McGinn Smith Capital Holdings Corporation ("MSCH"), and as a result, wrote off Deferred Financing Costs of $4,058,914. This amount was recorded as a loss on debt extinguishment, an extraordinary item.

         The net loss for the Fiscal 2000 was $1,746,948 or ($0.24) per share based on 7,348,613 weighted average number of shares outstanding, as compared to a net loss of $14,830,642 or ($2.01) per share based on 7,382,618 weighted average number of shares outstanding for Fiscal 1999. The decrease in net loss is primarily attributable to the gain from the sale of the security division of $14,841,872 or $2.02 per share less the loss on debt extinguishment of $4,058,914 or ($0.55) per share. Included in this net loss are non-cash charges totaling $6,617,021, consisting of depreciation and amortization of $5,559,451 and amortization of deferred financing costs of $1,057,570. Also included in the net loss for Fiscal 2000 are severance charges of $2,133,065 (see Note 5 of Notes to Consolidated
Financial Statements of the Company).

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital increased by $1,724,039 from a working capital deficiency of $36,166 at June 30, 1999 to working capital of $1,687,873 at June 30, 2000. This increase is primarily attributable to the Security Sale. The Company believes that its existing cash on hand and available borrowings under the MSCH Financing Agreement will be sufficient to fund the Company's principal and interest payments on its debt and capital expenditures, which are the Company's principal uses of cash, for at least the next twelve months.

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

         In contemplation of the Company's sale of USS to Vector in the Security Sale, the financing arrangement described above was further modified as follows:
USS assigned and transferred its Membership Interests in RSS and RSM to the Company's wholly owned subsidiary, Response Ability Systems, Inc., a New Jersey Corporation. USS maintained its Membership Interest in RAM, which was sold to Vector as part of the Security Sale (see Note 3 of Notes to Consolidated Financial Statements of the Company) (the Second Purchase Agreements as amended together with the Second Receivable Agreements as amended collectively referred to subsequently herein as the "Financing Agreement").

         On September 30, 1999, the Company sold its stock in USS to Vector and paid off approximately $30,628,000, including accrued interest, of the MSCH Financing Agreement in respect of RAM. In connection with the refinancing, the Company incurred a charge for loss on debt extinguishment of $4,058,914.

         The MSCH Financing Agreement provides for borrowing based on a multiple of MRR. As of June 30, 2000, $30,637,939 was outstanding to MSCH under the MSCH Financing Agreement in respect of RSS and RSM and based upon existing and pledged MRR levels, approximately $240,000 of net borrowings was available. As of August 31, 2000, the Company's MRR levels would support net borrowings of $1.1 million.

         On September 13, 2000, the Company's credit facility with MSCH was increased from $40 Million to $50 Million to provide for the Company's anticipated growth in MRR.

         Under the MSCH Financing Agreement, the Company is required to pay financing fees ranging from 13% to 15% of the principal amount borrowed to the lender for each additional borrowing at the time of the financing. These financing fees are recorded as debt issuance costs and are amortized over five years, the term of the notes, using the effective interest method. Taking these debt issuance costs into consideration, the Company's effective interest rates under the Financing Agreement range from 13.06% to 13.55%. In connection with the various borrowings under the Financing Agreement, the Company recorded debt issuance costs of $9,716,695. In connection with the repayment of $30,628,277 of the MSCH Financing Agreement on September 30, 1999, the Company wrote off debt issuance costs of $4,058,914, net of accumulated amortization of $934,099.

         Beginning in December 1999, the MSCH Financing Agreement was amended to include a five percent holdback on all future fundings, which is due back to the Company upon final payment of the corresponding note payable. These holdbacks, totaling $203,612, have been recorded on the Company's balance sheet as other noncurrent assets.

         The Financing Agreement contains certain provisions that significantly restrict the LLCs' ability to make any loans, advances or other distributions to any other entity. The borrowings under the Financing Agreement are secured by the monitoring contracts held by RSS and RSM. At June 30, 2000, the net book value of such monitoring contracts was $18,432,297.

         Net cash used in operating activities decreased from $7,633,872 used in Fiscal 1999 to $7,047,406 used in Fiscal 2000.

         Net cash provided by investing activities was $32,224,259 for Fiscal 2000 as compared to net cash used in investing activities for Fiscal 1999 of $18,355,060. The Company received net proceeds from the sale of the security division of $43,311,460. During Fiscal 2000, the Company paid stock guarantees of $4,485,567, paid $3,732,246 for the purchase of monitoring contracts, purchased property and equipment for $2,881,256, which includes equipment used for rentals in the amount of $2,054,470. The balance of the capital expenditures were incurred mainly for the transfer of all of the Company's PRS subscriber accounts from its previously owned monitoring station in Wilkes Barre, Pennsylvania to its Monitoring Station in Boca Raton, Florida.

         Net cash used in financing activities was $25,767,402 for Fiscal 2000. In Fiscal 2000, the Company received proceeds of $10,224,720 from additional borrowings under the MSCH Financing Agreement for the PRS division net of holdbacks totaling $203,612 and incurred $1,497,837 in deferred financing costs. During Fiscal 2000, the Company paid $32,193,022 in principal payments on long-term debt. The Company also repurchased and retired 1,724,612 shares of its Common Stock for $2,301,263 during Fiscal 2000.

         Historically, the Company's revenues have not been sufficient to fund its operations, and thus it has had to finance its operating losses externally, through debt and equity financing. The Company has undergone a number of operational changes during fiscal years 2000 and 2001. In September 1999, the Company sold its security business, as more fully described in Note 3 to Notes to Consolidated Financial Statements. In July 2000, the Company changed its management team. The new management's efforts have been focused on restructuring operations, which include personnel and other cost reductions, a consolidation of operations and an expanded focus on internal growth. Management expects such operational changes to substantially reduce cash used in operations and that such improvements, together with existing cash on hand and available borrowings under the MSCH Financing Agreement will allow the Company to implement its growth strategy and meet its cash requirements for at least the next twelve months. The Company's continued ability to operate is dependent upon its ability to achieve levels of reveune to support the Company's cost structure.

INFLATION

         The Company does not believe that inflation has a material effect on its operations.

ITEM 7.  FINANCIAL STATEMENTS

         The response to this Item is submitted as a separate section of this report commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable
                                    PART III

         The information required by Part III (Items 9, 10, 11 and 12 of Form 10-KSB) is incorporated hereby by reference to the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, with respect to the Company's next Annual Meeting of Stockholders which is expected to be filed on or prior to October 28, 2000.

                                    PART IV

Item 13.  Exhibits and Reports on Form 8-K

(a)      Exhibits (numbered in accordance with Item 601 of Regulation S-B).


EXHIBIT NO.                  DESCRIPTION
               2(a) Agreement and Plan of Reorganization dated August 9, 1990, by and among the Company
                    (Corsica Capital Corp.), Management of Corsica Capital Corp. and Lifecall Systems, Inc.(1)
               2(b) Plan and Agreement of Merger dated March 18, 1992 by and between Response USA, Inc.
                    (Delaware) and Lifecall America, Inc.(1)
               2(c) Delaware Certificate of Ownership and Merger, merging Response USA, Inc., a Nevada
                    Corporation with and into its wholly-owned subsidiary Response USA, Inc., a Delaware corporation(1)
               2(d) Nevada Articles of Merger of Response USA, Inc. (formerly Lifecall America, Inc.), a Nevada corporation, into Response USA, Inc., a Delaware corporation(1)
               3(a) Certificate of Incorporation of the Company(3)
               3(b) Bylaws of the Company(1)
               4(a) Form of Common Stock Certificate(1)
               4(b) Form of Warrant Agreement(1)
               4(c) Form of Class A Warrant Certificate(1)
               4(d) Form of Class B Warrant Certificate(1)
               4(e) Form of Class C Warrant Certificate(1)
               4(f) Form of Preferred Warrant Certificate(2)
               4(g) Incentive Stock Option Plan of the Company adopted by the Company's Board on
                    March 18, 1992, and approved by the Company's stockholders on March, 1992(1)
               4(h) Restricted Stock Option Plan of the Company adopted by the Company's Board on
                    August 20, 1990, as amended August 30, 1991, January 2, 1992 and March 18, 1992(1)
               4(i) 1997 Stock Option Plan of the Company adopted by the Company's Board in September 1997(3)
               4(j) 1999 Stock Option Plan of the Company adopted by the Company's Board of Directors on March 31, 1999(5)
              10(a) Lifecall Systems, Inc. Third Amended Plan of Reorganization with Order Affirming Third Amended Plan of
                    Reorganization dated January 9, 1990(1)
              10(b) Employment Agreement dated August 28, 1992, by and between the Company and Richard M. Brooks, and Addendum thereto dated October 1, 1992, as amended(2)
              10(c) Employment Agreement dated August 28, 1992, by and between the Company and Ronald A. Feldman, and Addendum thereto dated October 1, 1992, as amended(2)
              10(d) Employment Agreement dated February 10, 1998, by and between the Company and Robert L. May(6)
              10(e) Agreement dated as of November 22, 1996 between Sloan Electronics, Incorporated and the Company(2)
              10(f) Asset Purchase Agreement dated October 1, 1997 between the Company and Triple A Security Systems, Inc.(2)





              10(g) Loan and Security Agreement dated as of June 30, 1996 between Mellon Bank, N.A. and the Company(2)
              10(h) Purchase Agreement dated as of March 4, 1997, among BKR, Inc., the Company and HealthLink, Ltd.(2)
              10(i) Operating Agreement of HealthLink, Ltd. dated as of March 4, 1997(2)
              10(j) Agreement dated as of June 18, 1997, by and among the Company and the holders of the Preferred Stock who are signatories thereto and Amendment No. 1 thereto.(3)
              10(k) Purchase Agreement dated as of July 30, 1998, between Response Acquisition Corp. and United Security Systems,
                    Inc. (excluding all exhibits and schedules)(4)
              10(l) Receivable Financing Agreement dated as of July 30, 1998, among McGinn, Smith Capital Holdings Corp., Response
                    Acquisition Corp. and United Security Systems, Inc. (excluding all exhibits and schedules)(4)
              10(m) Response USA, Inc. 1999 Stock Option Plan(5)
              10(n) Agreement among Response USA, Inc., United Security Systems, Inc., The Jupiter Group, Inc., d/b/a
                    Triple A Patrol and Vector Security, Inc., dated August 11, 1999 (excluding all exhibits and schedules)(6)
              10(o) Settlement Agreement dated as of January 11, 2000 by and among the Company, Jeffrey Queen, Andrew Queen, and the Jeffrey Queen and Andrew Queen Irrevocable Trust U/A January 2, 1998 (excluding all exhibits and schedules)
                    (7)
              10(p) Severance, Noncompetition and Nondisclosure Agreement dated January 18, 2000 by and between the Company and
                    Ronald Feldman (excluding all schedules)
              10(q) Amendment to the Severance, Noncompetition and Nondisclosure Agreement of Ronald Feldman dated as of
                    February, 2000 (excluding all schedules)
              10(r) Amendment No. 1 dated July 10, 2000 to Settlement Agreement by and among the Company, Jeffrey Queen, Andrew
                    Queen and the Jeffrey Queen and Andrew Queen Irrevocable Trust U/A January 2, 1998(8)
              10(s) Severance, Noncompetition and Nondisclosure Agreement dated as of July 19, 2000 by and between the Company and Richard M. Brooks (excluding all exhibits and schedules)
                 11 Statement re: computation of earnings (loss) per share
                 21 Subsidiaries of the Company
                 27 Financial Data Schedule

-----------
         (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (registration number 33-47589).

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

         (6) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.

         (7) Incorporated by reference to the Company's Report on Form 8-K filed on January 21, 2000.

         (8) Incorporated by reference to Amendment No. 2 to form 13D of Jeffrey Queen dated July 26, 2000.

(b) Reports on Form 8-K. On January 21, 2000, the Company filed a Report on Form 8-K reporting information under "Item 5 Other Events." On August 2, 2000, the Company filed a Report on Form 8-K reporting information under "Item 5 Other Events."

                         INDEX TO FINANCIAL STATEMENTS


                                                                                                          Page
                                                                                                          ----
RESPONSE USA, INC AND SUBSIDIARIES

Independent Auditors' Report                                                                              F-2

Consolidated Balance Sheet at June 30, 2000                                                               F-3

Consolidated Statements of Operations for the Fiscal Years Ended June 30, 2000 and
June 30, 1999                                                                                             F-4

Consolidated Statements of Stockholders' Equity (Deficiency) for the Fiscal
Years Ended June 30, 2000 and June 30, 1999                                                               F-5

Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2000
and June 30, 1999                                                                                         F-6

Notes to Consolidated Financial Statements                                                                F-8


INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  Response USA, Inc.

         We have audited the accompanying consolidated balance sheet of Response USA, Inc. and subsidiaries as of June 30, 2000 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2000 and the results of its operations and its cash flows for the years ended June 30, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
September 22, 2000

                       RESPONSE USA, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEET
                                   JUNE 30, 2000

-------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
  Cash                                                                                                       $ 2,650,467
  Trade accounts receivable, net of allowance for doubtful accounts of $420,664                                1,592,402
  Inventory                                                                                                    1,880,959
  Prepaid expenses and other current assets                                                                      339,089
                                                                                                             -----------
           Total current assets                                                                                6,462,917
                                                                                                             -----------
MONITORING CONTRACT COSTS -
  Net of accumulated amortization of $6,823,589                                                               18,599,993
                                                                                                             -----------
PROPERTY AND EQUIPMENT -
  Net of accumulated depreciation and amortization of $4,175,612                                               4,638,545
                                                                                                             -----------
OTHER ASSETS:
  Deferred financing costs, net of accumulated amortization of $1,074,283                                      3,753,045
  Other noncurrent assets                                                                                        301,717
                                                                                                             -----------
           Total other assets                                                                                  4,054,762
                                                                                                             -----------
TOTAL ASSETS                                                                                                 $33,756,217
                                                                                                             ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Current portion of long-term debt:
    Notes payable                                                                                              1,922,712
    Capitalized lease obligations                                                                                 60,307
  Accounts payable, trade                                                                                        407,057
  Accrued expenses and other current liabilities                                                                 977,417
  Accrued severance                                                                                              953,065
  Accrued income taxes                                                                                           201,062
  Deferred revenue                                                                                               253,424
                                                                                                             -----------
           Total current liabilities                                                                           4,775,044
                                                                                                             -----------
LONG-TERM LIABILITIES - Net of current portion:
  Long-term debt:                                                                                            29,450,997
    Notes payable                                                                                               158,188
    Capitalized lease obligations                                                                               451,213
    Accrued severance                                                                                        -----------
           Total long-term liabilities                                                                        30,060,398
                                                                                                             -----------
COMMITMENTS AND CONTINGENCIES (see Note 13)

STOCKHOLDERS' DEFICIENCY:
  Common stock, par value $.008, authorized 37,500,000 shares,
    issued and outstanding 7,398,670 shares                                                                       59,190
  Additional paid-in capital                                                                                  59,756,960
  Accumulated deficit                                                                                        (60,895,375)
                                                                                                             -----------
           Total stockholders' deficiency                                                                     (1,079,225)
                                                                                                             -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                               $33,756,217
                                                                                                             ===========

                 See notes to consolidated financial statements.

                           RESPONSE USA, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED JUNE 30, 2000 AND 1999
------------------------------------------------------------------------------

                                                                                                 2000             1999
OPERATING REVENUES:
  Product sales                                                                                $  1,698,297     $  4,778,545
  Monitoring and service                                                                         13,658,486       19,786,538
  Security patrol                                                                                   871,294        2,864,570
                                                                                               ------------     ------------
                                                                                                 16,228,077       27,429,653
                                                                                               ------------     ------------
COST OF REVENUES:
  Product sales                                                                                   1,480,286        4,474,744
  Monitoring and service                                                                          3,441,706        5,959,620
  Security patrol                                                                                   706,616        2,236,396
                                                                                               ------------     ------------
                                                                                                  5,628,608       12,670,760
                                                                                               ------------     ------------
GROSS PROFIT                                                                                     10,599,469       14,758,893
                                                                                               ------------     ------------
OPERATING EXPENSES:
  Selling, general and administrative                                                            11,159,933       14,233,218
  Compensation, options/employment contracts                                                                         437,500
  Depreciation and amortization                                                                   5,559,451        7,998,630
  Severance charges (see Note 5)                                                                 2,133,065          208,501
                                                                                               ------------     ------------
                                                                                                 18,852,449       22,877,849
                                                                                               ------------     ------------
LOSS FROM OPERATIONS                                                                             (8,252,980)      (8,118,956)
                                                                                               ------------     ------------
OTHER INCOME (EXPENSE):
  Interest expense, net                                                                          (3,890,521)      (4,116,332)
  Gain on sale of security division                                                              14,841,872
  Loss on sale of marketable securities                                                             (25,000)
  Other income                                                                                      234,734
                                                                                               ------------     ------------
                                                                                                 11,161,085       (4,116,332)
                                                                                               ------------     ------------
INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM                                          2,908,105      (12,235,288)

INCOME TAXES                                                                                       (596,139)         (27,548)
                                                                                               ------------     ------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                                           2,311,966      (12,262,836)

EXTRAORDINARY ITEM - Loss on debt extinguishment                                                 (4,058,914)      (2,567,806)
                                                                                               ------------     ------------
NET LOSS                                                                                       $ (1,746,948)    $(14,830,642)
                                                                                               ============     ============
INCOME (LOSS) PER COMMON SHARE, Basic and diluted:
  Income (loss) before extraordinary item                                                              0.31            (1.66)
  Extraordinary item                                                                                  (0.55)           (0.35)
                                                                                               ------------     ------------
NET LOSS                                                                                       $      (0.24)    $      (2.01)
                                                                                               ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED                                   7,348,613        7,382,618
                                                                                               ============     ============

               See notes to consolidated financial statements.

                      RESPONSE USA, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                         YEARS ENDED JUNE 30, 2000 AND 1999
------------------------------------------------------------------------------

                                                  COMMON STOCK
                                             -------------------------   ADDITIONAL   COLLATERAL
                                                NUMBER                    PAID-IN       SHARES       COMPREHENSIVE
                                              OF SHARES     AMOUNT        CAPITAL      IN ESCROW         LOSS


BALANCE, JUNE 30, 1998                          6,317,023  $  50,537     $60,664,468

 Acquisitions (see Note 4)                     1,024,835       8,199       4,388,524
 Payment of stock guarantees                      12,500         100       (383,401)
 Issuance of shares in escrow to guarantee
   acquisition note (see Note 4)                 454,222       3,634         496,366   (500,000)
 Exercise of stock options and warrants          422,800       3,382           9,302
 Issuance of shares of common stock in
   connection with refinancing (see Note 8)      119,632         957         779,043
 Issuance of stock guarantee (put
   warrant) in connection with refinancing
   see Note 8)                                                               311,383
 Payment of stock guarantee related to
   refinancing (see Note 8)                                                 (505,679)
 Net issuance costs incurred in connection
   with the issuance of common stock                                         (51,804)
 Comprehensive loss:
   Net loss                                                                                        $(14,830,642)
   Other comprehensive loss:
     Unrealized holding losses on available-
       for-sale stock                                                                                   (10,000)
                                                                                                   ------------
    Total comprehensive loss                                                                       $(14,840,642)
                                              -----------    -------     -----------   ----------  ============
BALANCE, JUNE 30, 1999                          8,351,012    $66,809     $65,708,202   $ (500,000)
                                              ===========    =======     ===========   ==========

                                                ACCUMULATED
                                                   OTHER
                                               COMPREHENSIVE    ACCUMULATED
                                                    LOSS          DEFICIT        TOTAL


BALANCE, JUNE 30, 1998                                           $ (44,317,785)  $16,397,220

 Acquisitions (see Note 4)                                                         4,396,723
 Payment of stock guarantees                                                        (383,301)
 Issuance of shares in escrow to guarantee
   acquisition note (see Note 4)
 Exercise of stock options and warrants                                               12,684
 Issuance of shares of common stock in
   connection with refinancing (see Note 8)                                          780,000
 Issuance of stock guarantee (put
   warrant) in connection with refinancing
   see Note 8)                                                                       311,383
 Payment of stock guarantee related to
   refinancing (see Note 8)                                                         (505,679)
 Net issuance costs incurred in connection
   with the issuance of common stock                                                 (51,804)
 Comprehensive loss:
   Net loss                                                        (14,830,642)  (14,830,642)
   Other comprehensive loss:
     Unrealized holding losses on available-
       for-sale stock                                (10,000)                        (10,000)

    Total comprehensive loss
                                                     -------     -----------      ----------
BALANCE, JUNE 30, 1999                               $10,000)   $(59,148,427)     $6,116,584
                                                     =======     ===========      ==========


See notes to consolidated financial statements.

                       RESPONSE USA, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       YEARS ENDED JUNE 30, 2000 AND 1999
------------------------------------------------------------------------------

                                                  COMMON STOCK
                                             -------------------------   ADDITIONAL   COLLATERAL
                                                NUMBER                    PAID-IN       SHARES       COMPREHENSIVE
                                              OF SHARES     AMOUNT        CAPITAL      IN ESCROW         LOSS

BALANCE, JUNE 30, 1999                        8,351,012    $ 66,809      $65,708,202  $(500,000)

 Cancellation of shares in escrow to
   guarantee acquisition note and
   payment of holdback (see Note 4)            (437,500)     (3,500)        (396,500)   500,000
 Cancellation of shares in escrow in
   connection with an acquisition
   (see Note 4)                                 (18,199)       (146)             146
 Payment of stock guarantees                                              (4,485,567)
 Stock repurchases and cancellations         (1,724,612)    (13,797)      (2,287,466)
 Shares issued in connection with an
   acquisition (see Note 4)                   1,227,969       9,824        1,218,145

 Comprehensive loss:
   Net loss                                                                                           $(1,746,948)
   Other comprehensive loss:
     Unrealized holding losses on
       available-for-sale stock
                                                                                                           10,000
                                                                                                       ----------
    Total comprehensive loss                                                                          $(1,736,948)
                                             ----------     -------      -----------     ---------     ----------
BALANCE, JUNE 30, 2000                        7,398,670     $59,190      $59,756,960     $
                                             ==========     =======      ===========     =========

                                                ACCUMULATED
                                                   OTHER
                                               COMPREHENSIVE    ACCUMULATED
                                                    LOSS          DEFICIT        TOTAL
BALANCE, JUNE 30, 1999                         $ (10,000)       $(59,148,427)     6,116,584

 Cancellation of shares in escrow to
   guarantee acquisition note and
   payment of holdback (see Note 4)                                                 100,000
 Cancellation of shares in escrow in
   connection with an acquisition
   (see Note 4)
 Payment of stock guarantees                                                     (4,485,567)
 Stock repurchases and cancellations                                             (2,301,263)
 Shares issued in connection with an
   acquisition (see Note 4)                                                       1,227,969

 Comprehensive loss:
   Net loss                                                       (1,746,948)   (1,746,948)
   Other comprehensive loss:
     Unrealized holding losses on
       available-for-sale stock
                                                  10,000                            10,000
    Total comprehensive loss
                                                 -------         -----------    ---------
BALANCE, JUNE 30, 2000                           $              $(60,895,375)  $(1,079,225)
                                                 =======         ===========    ==========

              See notes to consolidated financial statements.

                     RESPONSE USA, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED JUNE 30, 2000 AND 1999
------------------------------------------------------------------------------

                                                                                                2000               1999
OPERATING ACTIVITIES:
  Net Loss                                                                                  $ (1,746,948)        $ (14,830,642)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                              5,559,451              7,998,630
    Amortization of deferred financing costs and debt discount                                 1,057,570              3,630,258
    Loss on debt extinguishment                                                                4,058,914
    (Gain) loss on sale of property and equipment                                                 60,494                 (4,651)
    Loss on sale of marketable securities                                                         25,000
    Gain on sale of security division                                                        (14,841,872)
    Changes in assets and liabilities which (used) provided cash:
      Increase in accounts receivable-Trade                                                     (163,037)            (1,567,459)
      (Increase) decrease in inventory                                                            17,126               (943,509)
      Increase in prepaid expenses and other current assets                                      (12,438)              (121,956)
      Increase in deposits                                                                       (41,132)                (7,153)
      Increase in accounts payable-Trade                                                        (353,995)                25,734
      Increase (decrease) in accrued expenses and other current liabilities                     (498,003)               777,566
      Decrease in accrued deferred compensation                                                                      (2,562,500)
      Decrease in deferred revenues                                                             (168,536)               (28,190)
                                                                                            ------------         --------------
           Net cash used in operating activities                                              (7,047,406)            (7,633,872)
                                                                                            ------------         --------------
INVESTING ACTIVITIES:
  Purchase of monitoring contracts (net of purchase holdbacks)                                (3,732,246)           (13,476,397)
  Net proceeds from the sale of security division (net of purchase holdbacks)                 43,311,460
  Proceeds from the sale of property and equipment                                                11,868                 21,095
  Purchase of property and equipment                                                          (2,881,256)            (4,516,426)
  Payment of stock guarantees                                                                 (4,485,567)              (383,332)
                                                                                            ------------         --------------
           Net cash provided by (used in) investing activities                                32,224,259            (18,355,060)
                                                                                            ------------         --------------
FINANCING ACTIVITIES:
  Payment of stock guarantee on debt issuance                                                                          (350,000)
  Deferred financing costs incurred                                                           (1,497,837)            (7,231,121)
  Proceeds of long-term debt (net of purchase holdbacks)                                      10,224,720             55,006,729
  Principal payments on long-term debt                                                       (32,193,022)           (19,122,681)
  Stock repurchases                                                                           (2,301,263)
  Net costs incurred in connection with Common Stock issuances                                                          (51,803)
  Net proceeds from the exercise of stock options and warrants                                                           12,684
                                                                                            ------------         --------------
           Net cash provided by (used in) financing activities                               (25,767,402)            28,263,808
                                                                                            ------------         --------------
NET INCREASE (DECREASE) IN CASH                                                                 (590,549)             2,274,876

CASH, BEGINNING OF YEAR                                                                        3,241,016                966,140
                                                                                            ------------         --------------
CASH, END OF YEAR                                                                           $  2,650,467         $    3,241,016
                                                                                            ============         ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                                                   $   3,189,811         $    2,990,156

  Cash paid during the year for income taxes                                               $     395,076         $       27,548

                    See notes to consolidated financial statements.

                      RESPONSE USA, INC. AND SUBSIDIARIES
                            STATEMENT OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCIAL ACTIVITIES

         During Fiscal 1999 and Fiscal 2000 capitalized lease obligations of $336,635 and $250,901 were incurred for the acquisition of property and equipment, respectively.

         During Fiscal 1999, the Company issued 119,632 shares of its common stock to a lender in connection with the refinancing of the Company's indebtedness. As a result, the Company recorded deferred financing costs in the amount of $780,000, common stock of $957 and additional paid-in capital of $779,043. In addition, the Company recorded deferred financing costs of $311,383 with a corresponding entry to additional paid-in capital related to a stock price guarantee on these shares (see Note 8 of Notes to Consolidated Financial Statements of the Company).

         During Fiscal 1999 and Fiscal 2000, the Company issued 1,024,835 and 1,227,969 shares of Common Stock, valued at $4,396,723 and $1,227,969, respectively, in connection with acquisitions (see Note 4 of Notes to Consolidated Financial Statements of the Company). During Fiscal 1999, as part of one such acquisition, the Company issued 454,222 shares of its common stock valued at $975,000, to be held in escrow to guarantee a note payable of $500,000, (the "Acquisition Note"), and a purchase holdback of $100,000. The Acquisition Note agreement required shares, valued at 175% of the original note amount, to be placed in escrow. The Company recorded the shares issued in connection with the guarantee of the Acquisition Note at the original Acquisition Note balance, $500,000, and recorded a corresponding amount to Collateral Shares in Escrow in Stockholder's Equity. The shares in escrow related to the remaining 75% of the Acquisition Note value and the purchase holdback were recorded at par value. On September 30, 2000, the Company released 16,722 shares from escrow to the sellers to satisfy the purchase holdback of $100,000. Also on this date, the Company paid the balance of the Acquisition Note and as a result, the remaining 437,500 shares held in escrow were released to the Company and retired. Additionally, during Fiscal 2000, as part of the Health Watch acquisition, 18,199 shares held in escrow were released to the Company and retired.

         During Fiscal 1999, the Company issued 15,166 shares of Common Stock pursuant to guarantees of stock valuations in connection with past acquisitions of monitoring contracts. The Company also canceled 2,666 shares of Common Stock pursuant to guarantees of stock valuations, during Fiscal 1999.

         During Fiscal 1999, a long-term note payable in the amounts of $650,000 was incurred for the acquisition of monitoring contracts.

                See notes to consolidated financial statements.

                         RESPONSE USA, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED JUNE 30, 2000 AND 1999

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Response USA, Inc., its wholly owned subsidiaries Health Watch, Inc., Response Ability Systems, Inc., Emergency Response Systems, Inc., Organization for Enhanced Capability, Inc., In-Home Health, Inc., United Security Systems, Inc. ("USS), d/b/a Triple A Protection ("Triple A"), The Jupiter Group, Inc., d/b/a Triple A Security Patrol ("Triple A Patrol"), and Response Acquisition Corp. All significant intercompany transactions and balances have been eliminated.

         On September 30, 1999, the Company sold two of its wholly owned subsidiaries, United Security Systems, Inc. and The Jupiter Group, Inc. to Vector Security, Inc. (the "Security Sale"). See Note 3.

NATURE OF BUSINESS AND REVENUE RECOGNITION - The Company is a leading provider of personal response systems ("PRS") and services throughout the United States engaged in the marketing, installation and monitoring of PRS. The Company's PRS enables individual users, such as elderly or disabled persons, to transmit a distress signal using a portable transmitter. The Company performs its PRS services through Health Watch, Inc., Response Ability Systems, Inc., Emergency Response Systems, Inc., Organization for Enhanced Capability, Inc., and In-Home Health, Inc. Revenues from the sale of PRS are recognized upon shipment. Revenues under contracts for monitoring and service are deferred and recognized ratably over the contract period.

         Prior to September 30, 1999 (see Note 3), the Company was a fully integrated security systems provider engaged in the monitoring, sale, installation and maintenance of residential and commercial security systems. The Company also provided security patrol services as a supplement to its alarm monitoring services. The Company performed its security and patrol services through United Security Systems, Inc. and The Jupiter Group, Inc. Revenues from the sale of security and fire alarm systems were recognized when installed. Revenues under contracts for monitoring and service were deferred and recognized ratably over the contract period.

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

USE OF ESTIMATES - The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                         RESPONSE USA, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        YEARS ENDED JUNE 30, 2000 AND 1999

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS
(CONTINUED)

CONCENTRATION OF CREDIT RISK - The Company's products are sold directly and through distributors in the United States to hospitals, home health care agencies and individual consumers. The Company performs ongoing credit evaluations of its customers and, in the case of sales-type leases, the leased equipment serves as collateral in the transactions. The Company maintains reserves for potential credit losses. An allowance for doubtful accounts is provided by the Company based on historical collection experience and a review of the current status of existing receivables.

INVENTORY - Inventory is stated at the lower of cost (first-in, first-out method) or market. The Company periodically evaluates the need to record adjustments for impairment of inventory. The Company's policy is to evaluate all inventory, including parts inventory and finished units on hand. Inventory in excess of the Company's estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are management estimates related to the Company's future sales levels, customer demand and possible alternative uses of potentially excess inventory.

MONITORING CONTRACT COSTS AND AMORTIZATION - Monitoring contracts acquired are stated at cost. The costs of acquired monitoring contracts includes the costs of accounts purchased and any contractual rights to related monitoring revenues purchased from personal response system dealers, and the estimated fair value of the accounts acquired in business acquisitions, including an accrual for estimated acquisition costs, if necessary. Costs related to sales, marketing and installation of systems for accounts internally generated are charged to expense as incurred.

         The Company records purchase holdbacks, in connection with its acquisitions of monitoring contracts, as a liability for delinquent accounts and for future cancellations within an agreed upon time period. Monitoring contract costs and the corresponding purchase holdback liabilities are reduced for delinquent accounts and cancellations as specified in each agreement.

         The costs of acquired monitoring contracts purchased from personal response system dealers are amortized using the straight-line method over estimated lives ranging from five to ten years.

PROPERTY AND EQUIPMENT AND DEPRECIATION AND AMORTIZATION - Property and equipment are stated at cost. Expenditures for additions, renewals and betterments are capitalized; expenditures for maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation or amortization is eliminated from the accounts and any resulting gain or loss is credited or charged to operations. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets.

                         RESPONSE USA, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        YEARS ENDED JUNE 30, 2000 AND 1999

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS
(CONTINUED)

DEFERRED FINANCING COSTS AND AMORTIZATION - Costs incurred in connection with various financings have been deferred; amortization is provided using the effective interest method over the terms of the financing, and is included in interest expense.

IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews long-lived assets and intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company determines the value of subscriber accounts based on the cash flows from the monthly recurring revenue ("MRR") stream using the most recent historical attrition rate.

ACCOUNTING FOR STOCK-BASED COMPENSATION - The Company accounts for transactions in which goods or services are received in return for the issuance of equity instruments based on the fair value of the equity instruments or the goods or services received, whichever is more reliably measured.

NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, which was amended in June 1999, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities, and is effective for all interim and annual periods beginning after June 15, 2000. Effective July 1, 2000, the Company adopted SFAS No. 133. As the Company has no instruments that are defined as derivatives under SFAS No. 133.

INCOME TAXES - The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Also, the tax benefits resulting from the utilization of net operating loss carryforwards are recorded as ordinary income. A valuation allowance is established for deferred tax assets not expected to be realized.

         Principal differences between the Company's financial reporting and tax basis include accounts receivable reserves, inventory reserves, depreciation and amortization of property and equipment, amortization of capitalized costs, and deferred revenue.

INCOME (LOSS) PER COMMON SHARE - Loss per common share is computed based on the weighted average number of common shares outstanding during each period after deducting dividends and accretion on preferred stock.

                            RESPONSE USA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          YEARS ENDED JUNE 30, 2000 AND 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS
   (CONTINUED)

         For the years ended June 30, 1999 and 2000, the potential common shares have an antidilutive effect on the computation of diluted loss per common share, and have, therefore, been excluded. Accordingly, diluted loss per common share is the same as basic loss per common share for both periods.

         The following table summarizes those securities that could potentially dilute loss (earnings) per common share for common shareholders in the future that were not included in determining loss per common share, as the effect is antidilutive (see Note 10).

                                                                  JUNE 30,
                                                    -----------------------------------
                                                           2000             1999
Potential Common Shares resulting from:
  Stock options                                          1,074,367           697,242
  Warrants                                                 878,750           946,150
                                                         ---------         ---------
                                                         1,953,117         1,643,392
                                                         =========         =========

RECLASSIFICATIONS - Certain amounts in the June 1999 financial statements have been reclassified to conform to the June 2000 presentation.

2.       OPERATIONS

         Historically, the Company's revenues have not been sufficient to fund its operations, and thus it has had to finance its operating losses externally, through debt and equity financing. The Company has undergone a number of operational changes during fiscal years 2000 and 2001. In September 1999, the Company sold its security business, as more fully described in Note
3. In July 2000, the Company changed its management team. The new management's efforts have been focused on restructuring operations, which include personnel and other cost reductions, a consolidation of operations and an expanded focus on internal growth, rather than external acquisitions. Management expects such operational changes to substantially reduce cash used in operations and that such improvements, together with existing cash on hand and available borrowings under the MSCH financing agreement will allow the Company to implement its growth strategy and meet its cash requirements for at least the next twelve months. The Company's continued ability to operate is dependent upon its ability to achieve levels of revenue to support the Company's cost structure.

                       RESPONSE USA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999

3.       THE SALE OF THE SECURITY DIVISION

         On September 30, 1999, the Company sold its electronic security and patrol subsidiaries, United Security Systems, Inc. ("USS") and The Jupiter Group, Inc. d/b/a Triple A Patrol ("Triple A Patrol") (USS together with Triple A Patrol, collectively referred to herein as the "Security Division") to Vector Security, Inc. ("Vector") for approximately $51,000,000 (the "Security Sale") pursuant to the terms of a Stock Purchase Agreement, dated August 11, 1999, as amended (the "Stock Purchase Agreement"). The Stock Purchase Agreement provided for aggregate holdbacks of approximately $5,100,000, which were to be held by Vector pending finalization of certain post-closing adjustments. On March 13, 2000, the Company and Vector reached an Agreement regarding the final purchase price and certain other post closing adjustments, in which Vector agreed to pay the Company the amount of $1,575,956 as full and final payment and settlement of all amounts due to the Company from Vector. The parties further agreed that Vector's payment to the Company represented the full and final resolution of any and all disagreements among the parties and that no further claims, actions or set-offs may be asserted by either party, except as provided in the Stock Purchase Agreement.

         The Company has recorded a gain on sale of the security division of $14,841,872 for the year ended June 30, 2000. The Company received net proceeds from the sale of the security division of $43,311,460, net of certain severance and transaction expenses totaling approximately $4,000,000.

         Simultaneous with the Security Sale, the Company paid off $30,628,277 of McGinn, Smith Capital Holdings Corp. ("MSCH") financing, including accrued interest. As a result of paying off this debt, the Company recorded a loss on debt extinguishment of $4,058,914. The Company also paid other notes payable totaling $455,602, paid stock guarantees of $3,703,675, related to prior security acquisitions and released from escrow and subsequently canceled 437,500 shares of Common Stock related to the guarantee of an acquisition note. The $3,703,675 stock guaranty was recorded as a reduction to paid-in capital.

                        RESPONSE USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        YEARS ENDED JUNE 30, 2000 AND 1999

4.       ACQUISITIONS

         On October 1, 1998, the Company acquired all of the issued and outstanding stock (the "Stock") of Health Watch, Inc., a Florida Corporation ("Health Watch" or "the Sellers"), pursuant to a Stock Purchase Agreement dated as of September 16, 1998 (the "Stock Purchase Agreement"). Health Watch is in the business of marketing and monitoring personal response systems ("PRS"), which are designed to summon help in a medical emergency when activated by the subscriber. In consideration of the acquisition of approximately 10,000 subscriber accounts, the Company paid an aggregate of $13,024,134 (including acquisition costs incurred of $253,354), consisting of $9,360,188 in cash and 901,077 shares (the "Payment Shares") of the Company's Common Stock valued at $3,663,946. The Company was holding 60,240 of these shares in escrow pending final purchase price adjustments. During Fiscal 2000, 42,041 of these shares were released from escrow and the remaining 18,199 shares were canceled. The purchase price was allocated based on the fair market value of the assets acquired and liabilities assumed.

         Additionally, the Sellers were entitled to receive up to an aggregate of $3,750,000 upon the achievement of certain milestones relating to additional monthly recurring revenue achieved by Health Watch during the 30 month period following the closing as well as in the event of other transactions, such as the sale of significant accounts. The sale of the Security Division was an event which resulted in the acceleration of such payment. On January 11, 2000, the Company entered into a settlement agreement (the "Settlement Agreement") with the Sellers in regards to such payment. Pursuant to the Settlement Agreement, the Company issued to Jeffrey Queen, Andrew Queen, and the Jeffrey Queen and Andrew Queen Irrevocable Trust U/A (the "Queens") an aggregate of 1,227,969 shares of the Company's Common Stock valued at $1,227,969 (based on the average closing bid price for the 15 days prior to the settlement date and representing approximately 19.9% of the Company's Common Stock prior to such issuance), and paid the Queens an aggregate of $2,522,031 in cash. In addition, the Queens agreed not to sell their shares of Common Stock prior to January 11, 2002 without the consent of the Company, subject to earlier termination under certain circumstances. The Company also agreed to refrain from taking certain extraordinary corporate actions without the consent of the Queens and agreed that the Queens would have the right to nominate two additional members of the Company's Board of Directors (in addition to their right to currently nominate one member of the Board of Directors) under certain circumstances. In April 2000, the Queens exercised their right to nominate one member of the Board of Directors of the Company.

                     RESPONSE USA, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED JUNE 30, 2000 AND 1999

4.       ACQUISITIONS (CONTINUED)

         As part of the Health Watch acquisition, the Company guaranteed the value of the Payment Shares at $4.15 and was therefore obligated to pay an amount equal to the difference between the guaranteed value and the proceeds from the sale of the shares nine months after the closing and on subsequent make-up dates (each such date shall be referenced to as the "Make-up Date"). On October 1, 1999, the Company paid the Queens $622,251 as payment of their stock price guaranty, such amount was recorded as a reduction to additional paid-in capital. The second Make-up Date was July 10, 2000 and pursuant to the Settlement Agreement, the Company was also obligated to pay an amount equal to the product of (x) the difference between $4.15 and the average closing bid price of the Company's Common Stock on the NASDAQ Small Cap Market for the fifteen day period prior to delivery of stock to the Queens and (y) the number of shares of the Company's Common Stock owned by the Queens prior to the delivery of the 1,227,969 shares of stock in January 2000 of the Company). On July 10, 2000, the Company's liability under these agreements was approximately $1.85 million to be paid either in cash or in shares of the Company's Common Stock. On July 19, 2000, the Company executed Amendment No. 1 (the "Amendment") to the Settlement Agreement by and among the Company and the Queens. Under the Amendment, the Company agreed to issue the Queens 3,705,382 shares of the Company's Common Stock having an agreed upon value of $0.50 per share in settlement of its obligations under the Settlement Agreement giving the Queens a 46% interest in the Company. The Amendment also gave the Queens the right to elect three additional nominees to the Board of Directors, such that the Queen's representation shall constitute four of the seven Directors of the Company following the resignation of one of the then current Directors of the Company. At a Board meeting held on June 27, 2000, the Board enlarged its size from five to seven members.

         Also, in connection with the Health Watch acquisition, the Company entered into employment agreements with each of former owners of Health Watch. The employment agreements have terms of three years commencing on October 1, 1998.

         During the year ended June 30, 2000, the Company acquired additional monitoring contracts for an aggregate purchase price of $919,576. As consideration, the Company paid $862,567 in cash and recorded purchase holdbacks of $57,009 (which are payable over periods of up to two years based on performance guarantees of the seller). The pro forma effects of these acquisitions are not considered material. In satisfaction of holdback liabilities related to prior acquisitions totaling $550,600, the Company paid cash of $347,648, issued 16,722 shares of its Common Stock valued at $100,000, and reduced monitoring contract costs by $102,952. In addition, the Company paid a stock guaranty of $159,641 related to prior PRS acquisitions, which was recorded as a reduction to additional paid-in capital.

         During the year ended June 30, 1999, the Company acquired additional monitoring contracts for an aggregate purchase price of $7,620,416. As consideration, the Company paid $5,953,801 in cash (including acquisition and assimilation costs of $349,377), incurred notes payable of $650,000 payable over five years, issued 123,758 shares of the Company's common stock valued at $732,777, and increased purchase holdbacks in the amount of $283,838. As part of one such acquisition, the Company issued 454,222 shares of its common stock valued at $975,000, to be held in escrow to guarantee a note payable of $500,000, (the "Acquisition Note"), and a purchase holdback of $100,000. The Acquisition Note agreement required shares, valued at 175% of the original note amount, to be placed in escrow. The Company recorded the shares issued in

                     RESPONSE USA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED JUNE 30, 2000 AND 1999

4.       ACQUISITIONS (CONTINUED)

connection with the guarantee of the Acquisition Note at the original Acquisition Note balance, $500,000, and recorded a corresponding amount to Collateral Shares in Escrow in Stockholder's Equity. The shares in escrow related to the remaining 75% of the Acquisition Note value and the purchase holdback were recorded at par value. The purchase price of the these acquisitions was allocated based on the fair market value of the assets acquired and liabilities assumed and the pro forma effects are not considered material.

5.       SEVERANCE CHARGES

         During the years ended June 30, 2000 and June 30, 1999, the Company recorded severance charges totaling $2,133,065 and $208,501, respectively. The majority of the charges in the year ended June 30, 1999 were incurred in connection with management's plan to reduce costs and improve operating efficiencies for the monitoring and servicing of its existing customer base. The plan involved the transfer of its subscriber base to its own central stations and the consolidation of its support infrastructure. The severance charges for the year ended June 30, 2000 consist of obligations due to two of the Company's former executives (see Note 13).

6.       INVENTORY

As of June 30, 2000, inventory consisted of the following:

Parts inventory                         $  460,415
Finished goods                           1,539,374
                                        ----------
                                         1,999,789
Reserve for obsolescence                  (118,830)
                                        ----------
                                        $1,880,959
                                        ==========

                        RESPONSE USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        YEARS ENDED JUNE 30, 2000 AND 1999

7.       PROPERTY AND EQUIPMENT

As of June 30, 2000, property and equipment consisted of the following:

                                           ESTIMATED
                                            USEFUL
                                             LIVES
Office furniture and equipment              5 years              $ 3,052,766
Equipment held for lease                    5 years                5,500,202
Automotive equipment                        3 years                   82,593
Leasehold improvements                      5 years                  178,596
                                                                 -----------
                                                                   8,814,157
Less accumulated depreciation
   (Includes $2,167,423 for equipment held for lease)             (4,175,612)
                                                                 -----------
                                                                 $ 4,638,545
                                                                 ===========

Depreciation expense was $1,713,231 and $1,574,369 for Fiscal 2000 and Fiscal 1999, respectively.

                         RESPONSE USA, INC. AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL
                                 STATEMENTS (CONTINUED)
                          YEARS ENDED JUNE 30, 2000 AND 1999

8.       LONG-TERM NOTES PAYABLE

RECEIVABLE FINANCING AGREEMENT

Principal payments payable as follows: $1,810,545 - fiscal year 2001,
  $3,018,195 - fiscal year 2002, $4,343,361 - fiscal year 2003, $15,297,580 -
  fiscal year 2004, and $6,168,258 - fiscal year 2005; plus interest of
  8.3% - 9.5% on the outstanding loan balance; collateralized by
  related monitoring contracts.                                                      $ 30,637,939

EQUIPMENT FINANCING

Payable in monthly installments of $326 including interest at a rate of 9.83%;
  final payment due August 2002; collateralized by related equipment                        7,305

OTHER

Notes payable in monthly installments aggregating $6,750 including
  interest at 8.0%; final payment due January, 2001                                        72,186

Notes payable in monthly installments of $6,234 including interest
  at 8.0% final payment due July 2004                                                     656,279
                                                                                     ------------
                                                                                       31,373,709
Less current portion                                                                    1,922,712
                                                                                     ------------
                                                                                     $ 29,450,997
                                                                                     ============

         Principal payments on long-term notes payable for the next five years are due as follows: years ending June 30, 2001 - $1,922,712; 2002 - $3,086,430; 2003 - $4,434,287; 2004 - $15,762,022; and 2005 - $6,168,258.

         On June 30, 1999, the Company's Receivable Financing Agreement with MSCH was modified. As of June 30, 1999, Response Acquisition Corp., a subsidiary of the Company ("RAC") merged with and into USS, and USS was the surviving corporation. Also on June 30, 1999, three Delaware limited liability companies were formed: (i) Response Alarm Monitoring, LLC ("RAM");
(ii) Response Security Monitoring, LLC ("RSM"); and (iii) Response Security Systems, LLC ("RSS") (collectively, referred to as the "LLCs"). USS was the sole Member of each LLC. Each of the LLCs then entered into Purchase Agreements with USS (the "Second Purchase Agreements") pursuant to which each LLC purchased certain contracts and receivables from USS. RAM purchased alarm receivables and contracts from USS, RSM purchased Personal Response System ("PRS") receivables and contracts from USS, and RSS was intended for future contract acquisitions. Each of the LLCs also entered into Receivable Financing Agreements with MSCH (the "Second Receivable Agreements"),

                        RESPONSE USA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999

8.       LONG-TERM NOTES PAYABLE (CONTINUED)

under which MSCH provided financing to each LLC for its purchase of the respective receivables and contracts from USS.

         In contemplation of the Company's sale of USS to Vector in the Security Sale, the financing arrangement described above was further modified as follows: USS assigned and transferred its membership interests in RSS and RSM to the Company's wholly owned subsidiary, Response Ability Systems, Inc., a New Jersey Corporation. USS maintained its Membership Interest in RAM, which was sold to Vector as part of the Security Sale (see Note 3) (the Second Purchase Agreements, as amended, together with the Second Receivable Agreements, as amended, collectively referred to subsequently herein as the "Financing Agreement").

         On September 30, 1999, the Company sold its stock in USS to Vector and paid off approximately $30,628,000, including accrued interest, of the MSCH Financing Agreement in respect of RAM. In connection with the refinancing, the Company incurred a charge for loss on debt extinguishment of $4,058,914.

         The MSCH Financing Agreement provides for borrowing based on a multiple of MRR. As of June 30, 2000, $30,637,939 was outstanding to MSCH under the MSCH Financing Agreement in respect of RSS and RSM and based upon existing and pledged MRR levels, approximately $240,000 of net borrowings was available. As of August 31, 2000, the Company's MRR levels would support net borrowings of $1.1 million.

         On September 13, 2000, the Company's credit facility with MSCH was increased from $40 Million to $50 Million to provide for the Company's experienced and expected growth.

         Under the MSCH Financing Agreement, the Company is required to pay financing fees ranging from 13% to 15% to the lender for each additional borrowing at the time of the financing. These financing fees are recorded as debt issuance costs and are amortized over five years, the term of the notes, using the effective interest method. Taking these debt issuance costs into consideration, the Company's effective interest rates under the Financing Agreement range from 13.06% to 13.55%. In connection with the various borrowings under the Financing Agreement, the Company recorded debt issuance costs of $9,716,695, of which $780,000 was paid in 119,632 shares of Common Stock (the "Fee Shares") in Fiscal 1999. The Company agreed that in the event the proceeds to be derived by MSCH from the sale of the Fee Shares was less than $780,000, the Company would be obligated to, at its option pay cash or issue additional shares equal to the amount of the shortfall, if any. This guarantee was recorded as additional paid-in capital and deferred financing costs. In June 1999, the Company and MSCH entered into an agreement whereby the Company would pay MSCH the total shortfall of $505,649 in cash, which has been recorded as a reduction in additional paid-in capital.

         In connection with the repayment of $30,628,000 of the MSCH Financing Agreement on September 30, 1999, the Company wrote off debt issuance costs of $4,058,915, net of accumulated amortization of $934,099.

         Beginning in December 1999, the MSCH Financing Agreement was amended to include a five percent holdback on each funding going forward, which is due back to the Company upon final payment of the

                     RESPONSE USA, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED JUNE 30, 2000 AND 1999

8.       LONG-TERM NOTES PAYABLE (CONTINUED)

corresponding note payable. These holdbacks, totaling $203,612, have been recorded on the Company's balance sheet as other noncurrent assets.

         The Financing Agreement contains certain provisions that significantly restrict the LLCs' ability to make any loans, advances or other distributions to any other entity. The borrowings under the Financing Agreement are secured by the monitoring contracts held by RSM and RSS. At
June 30, 2000 the net book value of such monitoring contracts was $18,432,297.

9.       CAPITALIZED LEASE OBLIGATIONS

         The Company leases office furniture and equipment with a cost of $243,955 and a net book value of $210,783 at June 30, 2000, under capital leases. The following is a schedule by years of future minimum lease payments under these leases together with the present value of the net minimum lease payments as of June 30, 2000.

YEAR ENDING JUNE 30,
  2001                                              $  98,368
  2002                                                 98,152
  2003                                                 93,719
  2004
  2005
                                                    ---------

  Total minimum lease payments                        290,239
  Less amount representing interest                   (71,744)
                                                    ---------
  Present value of net minimum lease payments       $ 218,495
                                                    =========

10.      STOCKHOLDERS' EQUITY (DEFICIENCY)

         During Fiscal 1999, the Company issued 119,632 shares of its Common Stock to MSCH in connection with the refinancing of the Company's indebtedness. As a result, the Company recorded deferred financing costs in the amount of $780,000, Common Stock of $957 and Additional Paid-In Capital of $779,043. In addition, the Company recorded deferred financing costs of $311,383 with a corresponding entry to Additional Paid-In Capital related to a stock price guarantee on these shares. In June 1999, the Company and MSCH entered into an agreement whereby the Company would pay MSCH the total shortfall of $505,649 in cash, which was recorded as a reduction to Additional Paid-In Capital (see Note 8).

         During Fiscal 1999 and Fiscal 2000, the Company issued 1,024,835 and 1,227,969 shares of Common Stock, valued at $4,396,723 and $1,227,969, respectively, in connection with acquisitions (see Note 4). During Fiscal 1999, as part of one such acquisition, the Company issued 454,222 shares of its common

                      RESPONSE USA, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 2000 AND 1999

10.      STOCKHOLDERS' EQUITY (DEFICIENCY)(CONTINUED)

stock valued at $975,000, to be held in escrow to guarantee a note payable of $500,000, (the "Acquisition Note"), and a purchase holdback of $100,000. The Acquisition Note agreement required shares, valued at 175% of the original note amount, to be placed in escrow. The Company recorded the shares issued in connection with the guarantee of the Acquisition Note at the original Acquisition Note balance, $500,000, and recorded a corresponding amount to Collateral Shares in Escrow in Stockholder's Equity. The shares in escrow related to the remaining 75% of the Acquisition Note value and the purchase holdback were recorded at par value. On September 30, 2000, the Company released 16,722 shares from escrow to the sellers to satisfy the purchase holdback of $100,000. Also on this date, the Company paid the balance of the Acquisition Note and as a result, the remaining 437,500 shares held in escrow were released to the Company and retired. Additionally, during Fiscal 2000, as part of the Health Watch acquisition, 18,199 shares held in escrow were released to the Company and retired.

         During Fiscal 1999, the Company issued 15,166 shares of Common Stock and paid $383,301 pursuant to guarantees of stock valuations in connection with past acquisitions of monitoring contracts. The Company also canceled 2,666 shares of Common Stock pursuant to guarantees of stock valuations, during Fiscal 1999.

         During Fiscal 2000, the Company repurchased and retired 1,724,612 shares of its Common Stock for $2,301,263.

         In October 1998, the Board of Directors granted incentive stock options to various employees to purchase 93,875 shares of the Company's Common Stock at an exercise price equal to the market value of the Company's Common Stock on the grant date, under the 1997 Stock Option Plan. The options vested immediately.

         In November 1998, the Company extended the exercise period on 112,500 options issued to former directors in connection with their resignations. The amendments extended the exercise period, which was to have expired within three months after their resignations, to six months and two years from the directors' normal service period.

         In Fiscal 1999, the shareholders of the Company approved the 1999 Stock Option Plan, which provides for the grant of stock options to employees, officers, directors, or outside consultants of the Company to purchase up to 750,000 shares of the Company's Common Stock. In March 1999 and December 1999, the Board of Directors granted incentive stock options to Directors of the Company to purchase 90,000 and 60,000 shares of the Company's Common Stock, respectively, at an exercise price equal to the market value of the Company's stock on the grant date, under the 1999 Stock Option Plan. The options vest immediately. In February 2000, the Compensation Committee of the Board of Directors of the Company awarded incentive stock options to certain officers and key employees of the Company to purchase 450,000 shares of the Company's Common Stock. Of the shares issued, 350,000 vested immediately and the remaining 100,000 vest one-third annually.

                      RESPONSE USA, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 2000 AND 1999

10.      STOCKHOLDERS' EQUITY (DEFICIENCY)(CONTINUED)

The following is a summary of stock option activity:

                                                                  OPTION          WEIGHTED
                                                                   PRICE           AVERAGE
                                                 NUMBER          PER SHARE        EXERCISE
                                               OF SHARES          (RANGE)           PRICE
Options outstanding at June 30, 1998            1,159,681      $0.03 - 13.35        $ 3.69

Options granted                                   183,875        2.06 - 4.06          3.09
Options exercised                                (422,800)              0.03          0.03
Options canceled or expired                      (223,514)        .30 - 7.88          4.64
                                                ---------      -------------        ------
Options outstanding at June 30, 1999              697,242        .30 - 13.35          5.45
                                                =========      =============        ======
Options granted                                   510,000         .97 - 1.53          1.19
Options exercised                                       0
Options canceled or expired                      (132,875)        .30 - 7.88          5.02
                                                ---------      -------------        ------
Options outstanding at June 30, 2000            1,074,367       $.30 - 13.35        $ 3.48
                                                =========      =============        ======
Options exercisable at June 30, 2000              974,367       $.30 - 13.35        $ 3.68
                                                =========      =============        ======

         The following table summarizes information about the Company's stock options outstanding at June 30, 2000:

                                     OUTSTANDING             REMAINING                AVERAGE
         RANGE OF                      JUNE 30,            CONTRACTUAL               EXERCISE
      EXERCISE PRICE                     2000                  LIFE                    PRICE
     $0.30                               467                 16 months                 $ 0.30
     $0.97 - 1.53                    510,000                115 months                   1.19
     $2.06 - 4.06                    104,650                102 months                   3.02
     $6.03                           437,500                 91 months                   6.03
     $7.88                             8,000                 16 months                   7.88
     $13.35                           13,750                 61 months                  13.35

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

                    RESPONSE USA, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED JUNE 30, 2000 AND 1999

10.      STOCKHOLDERS' EQUITY (DEFICIENCY)(CONTINUED)

COMPENSATION, the Company's pro forma net loss and loss per share for June 30, 2000 and 1999 would have been as follows:

                                                      REPORTED              PRO FORMA
2000 Net loss                                      $  1,746,948          $   2,545,636
2000 Net loss per share, basic and diluted         $       0.24          $        0.35

1999 Net loss                                      $ 14,830,642          $  15,753,780
1999 Net loss per share, basic and diluted         $       2.01          $        2.13

         The fair value of the stock options issued during the fiscal years ended June 30, 1999 and 2000 were from $1.23 to $2.43 and from $0.58 to $0.93, respectively.

         The fair value of options granted under its stock option plans during Fiscal 1999 and Fiscal 2000 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

                   (i) no dividend yield
                  (ii) expected volatility of 75% and from 75% to 76% for 1999 and 2000, respectively
                 (iii) risk free interest rate of
                       between 6% and 6.3%
                  (iv) expected lives of 4 years

         The following is a summary of warrant activity:

                                                                   EXERCISE
                                                    NUMBER           PRICE
                                                  OF SHARES        PER SHARE
Warrants outstanding, June 30, 1998               2,008,760       $6.00-24.00

Warrants canceled or expired                     (1,062,610)        7.50-9.75
                                                 ----------       -----------
Warrants outstanding, June 30, 1999                 946,150       $6.00-24.00

Warrants canceled or expired                        (67,400)      11.25-13.50
                                                 ----------       -----------
Warrants outstanding, June 30, 2000                 878,750       $6.00-24.00
                                                 ==========       ===========

                      RESPONSE USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED JUNE 30, 2000 AND 1999

11.      INCOME TAXES

         The differences between the provision for income taxes and income taxes computed using the federal income statutory tax rate are as follows:

                                                            YEAR ENDED JUNE 30,
                                                     -----------------------------------
                                                         2000               1999
Amount computed using the statutory rate             $ (391,274)       $(5,042,418)
Increase (decrease) in taxes resulting from:
Nondeductible expenses                                   59,064            198,465
State taxes, net of federal taxes                       343,954             18,183
Federal tax valuation allowance                         584,395          4,853,318
                                                     ----------        -----------
Income taxes (benefit)                               $  596,139          $  27,548
                                                     ==========        ===========

         At June 30, 2000, the cumulative temporary differences resulted in net deferred tax assets or liabilities consisting primarily of:

Deferred tax assets:
  Capital loss carryover                      $   17,362
  Deferred restructuring costs                    43,200
  Deferred consulting                            380,600
  Deferred compensation                          320,894
  Other                                            6,492
  Accounts receivable reserves                   374,192
  Inventory reserves                              82,892
  Property                                     2,315,999
  Warranty reserves                              113,305
  Accrued vacation accrual                       122,542
  Uncollected interest revenue                   120,284
  Net operating loss carryforwards             9,726,289
                                             -----------
                                              13,624,051
  Less valuation allowance                   (13,624,051)
                                             -----------
                                             $
                                             ===========

                          RESPONSE USA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         YEARS ENDED JUNE 30, 2000 AND 1999

11.      INCOME TAXES (CONTINUED)

         For income tax reporting, the Company has net operating loss carryforwards available to reduce future federal and state income taxes. If not used, the carryforwards will expire as follows:

YEAR ENDING JUNE 30,                          FEDERAL             STATE
  2001                                                         $ 1,360,072
  2002                                                           1,675,580
  2003                                                             880,361
  2004                                                             732,057
  2005                                                             824,454
  2006                                                              42,709
  2007                                                             311,250
  2008                                                             644,074
  2009                                      $ 2,199,823            516,667
  2010                                        1,076,985            425,456
  2011                                        1,360,312            556,065
  2012                                        2,510,281            541,162
  2013                                        3,257,270            335,989
  2014                                       15,497,382          4,067,771
  2015                                                           2,567,666
                                           ------------       ------------
                                           $ 25,902,053       $ 15,481,333
                                           ============       ============

         The Company's ability to utilize the net operating loss carryforward amounts disclosed above may be significantly limited under Internal Revenue Code ("IRC") Section 382 as a result of various changes affecting the Company's capital structure during 2000 and prior years.

12.      PROFIT SHARING PLAN

         Effective June 1, 1995, the Company established a qualified profit sharing plan under section 401(k) of the IRC, covering certain of its salaried employees. The Company contributes 75% of each participant's elective deferral up to maximum Company contributions of 3.75% of eligible salaries. Contributions to the plan by the Company for Fiscal 1999 and Fiscal 2000 were $165,897 and 112,403, respectively.

                              RESPONSE USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             YEARS ENDED JUNE 30, 2000 AND 1999

13.      COMMITMENTS AND CONTINGENCIES

         EMPLOYMENT AGREEMENTS - The Company has employment contracts with certain employees for terms through February 2003. At June 30, 2000, these contracts provide for annual base salaries aggregating $510,000.

         On January 18, 2000, the Company terminated without cause the employment of its former Executive Vice President (the "Executive") effective February 29, 2000. Pursuant to the Executive's employment agreement and subsequent severance, noncompetition, and nondisclosure agreement, the Company agreed to pay as severance $1,019,705, of which $850,640 was paid during Fiscal 2000. The balance, which is included in accrued expenses at June 30, 2000, is to be paid as follows: (1) five monthly installment payments of $29,102 each from August 1, 2000 through December 1, 2000, and
(2) a final payment of $23,555 on January 1, 2001.

         On June 27, 2000, the Board of Directors of the Company reached a severance, noncompetition and nondisclosure agreement with its former Chief Executive Officer ("Former CEO"). Pursuant to the terms of the Settlement Agreement and the terms of the Former CEO's Employment Agreement with the Company, both of which were executed on July 19, 2000: (1) the Former CEO resigned as Chief Executive Officer of the Company as of July 24, 2000, but shall continue to serve as Chairman of the Board until date the Former CEO no longer serves as a Director of the Company, (2) the Former CEO shall, as requested by the Chief Executive Officer or the Board of Directors of the Company, devote a decreasing amount of his time over the next twenty-four months as a consultant to the Company on certain transactions, and (3) the Company shall pay the Former CEO severance payments of $441,203 in a lump sum, and monthly installments of $36,767 over the next twenty-four months. The Severance Agreement also contains noncompetition and confidentiality provisions. The total severance (excluding an estimate of the cost of the Former CEO's time as a consultant and imputed interest at 10%) of $1,113,360 has been accrued and recorded as a severance charge.

         CONSULTING AGREEMENT - The Company has a yearly renewable consulting agreement with a director of the Company, in which the director of the Company will receive $4,000 per month in consideration for providing certain consulting services to the Company.

                            RESPONSE USA, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            YEARS ENDED JUNE 30, 2000 AND 1999

13.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

         LEASE COMMITMENTS - The Company leases its facilities and various equipment under operating leases expiring at various dates through September 2005. The following is a schedule of future minimum rental payments required under these leases:

YEAR ENDING JUNE 30,
  2001                                                   $  523,072
  2002                                                      356,437
  2003                                                      227,912
  2004                                                      209,690
  2005                                                       37,978
                                                        -----------
                                                        $ 1,355,089
                                                        ===========

         The leases provide that the Company pay as additional rent taxes, insurance and other operating expenses applicable to the leased premises. Total rent expense under all operating leases aggregated $665,416 and $612,346 for Fiscal 1999 and Fiscal 2000, respectively.

CONTINGENCIES - In the normal course of business, the Company is subject to litigation, none of which is expected to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

         As part of the Health Watch acquisition, the Company has guaranteed the value of its common stock at prices ranging from $1.00 to $4.15. These guarantees expire on October 1, 2003. As of June 30, 2000, the Company's contingent liabilities under these agreements aggregated $2,648,719, which may be settled in cash or by the issuance of common stock. On August 16, 2000, the Company issued 3,705,382 shares of its common stock, valued at $.50 per share, to the Queens related to these guarantees (see Note 4). Subsequent to this issuance of shares, the Company has guarantees remaining with the Queens on 5,161,729 shares of its common stock, of which 3,933,760 are guaranteed at $.50 per share and 1,227,969 are guaranteed at $1.00 per share.

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

                           RESPONSE USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           YEARS ENDED JUNE 30, 2000 AND 1999

15.      INDUSTRY SEGMENT INFORMATION

         Upon the adoption of SFAS 131 in 1999, the Company's operations fall into two industry segments: Security and PRS. Previously, the Company's operations were considered to be one segment. The Company's Security segment utilizes electronic systems installed in businesses and residences to provide
(i) detection of events such as intrusion or fire, (ii) surveillance and
(iii) control of access to property. Such services are provided through the use of an electronic device installed at a customer's location that is monitored by the Company at its central monitoring station. The Security segment also includes the Company's security patrol operations. The PRS segment includes monitoring services designed to monitor, identify and electronically report emergencies requiring medical, fire or police assistance. Such services are provided through the use of a transmitter worn by the customer and a receiving base located at the customer's home which communicates with the Company's central monitoring station. The Corporate and Other Segment is made up primarily of professional fees and officer severance charges.

                           RESPONSE USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           YEARS ENDED JUNE 30, 2000 AND 1999

15.      INDUSTRY SEGMENT INFORMATION (CONTINUED)

         These segments are separate strategic business units that offer different services and are managed separately due to the different technology and marketing strategies required for each segment. The Security segment includes the operations of United Security Systems, Inc. and The Jupiter Group, Inc., which were sold on September 30, 2000 (see Note 3), and the PRS segment includes the operations of Health Watch, Inc., Response Ability Systems, Inc., Emergency Response Systems, Inc., In-Home Health, Inc. and Organization for Enhanced Capability, Inc. The following table summarizes the Company's financial information by industry segment. The components of net income (loss) below operating income (loss) are not separately evaluated by the Company's management on a segment basis

                                                                                   CORPORATE AND
                                                   SECURITY              PRS          OTHER                     TOTAL
FISCAL 2000:

Revenues:
  Product Sales                                   $ 1,084,517         $  613,780                            $   1,698,297
  Monitoring and service                            3,121,546         10,536,940                               13,658,486
  Security Patrol                                     871,294                                                     871,294
                                                    ---------         ----------                            -------------
           Total revenues                           5,077,357         11,150,720                               16,228,077

Gross profit                                        2,395,752          8,203,717                               10,599,469
Selling, general and administrative expenses        2,040,845          8,681,628        $   437,460            11,159,933
Depreciation and amortization expense               1,255,756          4,303,695                                5,559,451
Net loss from operations                             (900,849)        (4,781,606)        (2,570,525)           (8,252,980)

Total assets at June 30, 2000                               0         31,889,687          1,866,530            33,756,217

FISCAL 1999:

Revenues:
  Product Sales                                   $ 3,859,335         $  919,210                            $   4,778,545
  Monitoring and service                           12,123,521          7,663,017                               19,786,538
  Security Patrol                                   2,864,570                                                   2,864,570
                                                  -----------         ----------                            -------------
           Total revenues                          18,847,426          8,582,227                               27,429,653

Gross profit                                        9,060,030          5,698,863                               14,758,893
Selling, general and administrative expenses        7,686,978          6,230,719        $ 315,521              14,233,218
Depreciation and amortization expense               5,257,251          2,741,379                                7,998,630
Net loss from operations                           (3,893,979)        (3,471,956)        (753,021)             (8,118,956)

Total assets at June 30, 1999                      39,444,085         27,660,289        1,337,618              68,441,992

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           RESPONSE USA, INC.
                                           By: /s/ Jeffrey Queen
                                              -------------------------
                                              Jeffrey Queen
                                              Chief Executive Officer
                                              and a Director

         Dated: October 13, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:

NAME                                                                      TITLE                    DATE
/s/ Jeffrey Queen
----------------------                       Chief Executive Officer                          October 13, 2000
Jeffrey Queen                                and a Director

/s/ Donna Dorris
----------------------
Donna Dorris                                 Chief Financial Officer                          October 13, 2000
                                             (Principal Financial and Accounting Officer)

/s/ Andrew Queen
----------------------
Andrew Queen                                 President and Director                           October 13, 2000

/s/ Richard M. Brooks
----------------------
Richard M. Brooks                            Chairman of the Board                            October 13, 2000
                                             Director
/s/ Gerard Christopher
----------------------
Gerard Christopher                           Secretary and Treasurer                          October 13, 2000

/s/ Richard B. DeWolfe
----------------------
Richard B. DeWolfe                           Director                                         October 13, 2000

----------------------
Ronald Rosenwasser                           Director                                         October __, 2000

/s/ A. Clinton Allen
----------------------                       Director
A. Clinton Allen                                                                              October 13, 2000

/s/ Daniel Abramowitz
----------------------                       Director
Daniel Abramowitz                                                                             October 13, 2000

                                    EXHIBIT INDEX

EXHIBIT NO.                            DESCRIPTION

               2(a) Agreement and Plan of Reorganization dated August 9, 1990, by and among the Company (Corsica Capital Corp.), Management of Corsica Capital Corp. and Lifecall Systems, Inc.(1)
               2(b) Plan and Agreement of Merger dated March 18, 1992 by and between Response USA, Inc. (Delaware) and Lifecall
                    America, Inc.(1)
               2(c) Delaware Certificate of Ownership and Merger, merging
                    Response USA, Inc., a Nevada Corporation with and into its wholly-owned subsidiary Response USA, Inc., a Delaware corporation(1)
               2(d) Nevada Articles of Merger of Response USA, Inc. (formerly
                    Lifecall America, Inc.), a Nevada corporation, into Response USA, Inc., a Delaware corporation(1)
               3(a) Certificate of Incorporation of the Company(3)
               3(b) Bylaws of the Company(1)
               4(a) Form of Common Stock Certificate(1)
               4(b) Form of Warrant Agreement(1)
               4(c) Form of Class A Warrant Certificate(1)
               4(d) Form of Class B Warrant Certificate(1)
               4(e) Form of Class C Warrant Certificate(1)
               4(f) Form of Preferred Warrant Certificate(2)
               4(g) Incentive Stock Option Plan of the Company adopted by the
                    Company's Board on March 18, 1992, and approved by the Company's stockholders on March, 1992(1)
               4(h) Restricted Stock Option Plan of the Company adopted by the
                    Company's Board on August 20, 1990, as amended August 30, 1991, January 2, 1992 and March 18, 1992(1)
               4(i) 1997 Stock Option Plan of the Company adopted by the
                    Company's Board in September 1997(3)
               4(j) 1999 Stock Option Plan of the Company adopted by the
                    Company's Board of Directors on March 30, 1999(5)
              10(a) Lifecall Systems, Inc. Third Amended Plan of Reorganization
                    with Order Affirming Third Amended Plan of
                    Reorganization dated January 9, 1990(1)
              10(b) Employment Agreement dated August 28, 1992, by and between the Company and Richard M. Brooks, and Addendum thereto dated October 1, 1992, as amended(2)
              10(c) Employment Agreement dated August 28, 1992, by and between the Company and Ronald A. Feldman, and Addendum thereto dated October 1, 1992, as amended(2)
              10(d) Employment Agreement dated February 10, 1998, by and between the Company and Robert L. May(6)
              10(e) Agreement dated as of November 22, 1996 between Sloan
                    Electronics, Incorporated and the Company(2)
              10(f) Asset Purchase Agreement dated October 1, 1997 between the
                    Company and Triple A Security Systems, Inc.(2)
              10(g) Loan and Security Agreement dated as of June 30, 1996 between Mellon Bank, N.A. and the Company(2)

              10(h) Purchase Agreement dated as of March 4, 1997, among BKR,
                    Inc., the Company and HealthLink, Ltd.(2)
              10(i) Operating Agreement of HealthLink, Ltd. dated as of
                    March 4, 1997(2)
              10(j) Agreement dated as of June 18, 1997, by and among the
                    Company and the holders of the Preferred Stock who are
                    signatories thereto and Amendment No. 1 thereto(3)
              10(k) Purchase Agreement dated as of July 30, 1998, between
                    Response Acquisition Corp. and United Security Systems,
                    Inc. (excluding all exhibits and schedules)(4)
              10(l) Receivable Financing Agreement dated as of July 30, 1998, among McGinn, Smith Capital Holdings Corp., Response
                    Acquisition Corp. and United Security Systems, Inc.
                    (excluding all exhibits and schedules)(4)
              10(m) Response USA, Inc. 1999 Stock Option Plan(5)
              10(n) Stock Purchase Agreement among Response USA, Inc., United
                    Security Systems, Inc., The Jupiter Group, Inc. d/b/a
                    Triple A Patrol and Vector Security, Inc. dated August
                    11, 1999 (excluding all exhibits and schedules)(6)
              10(o) Settlement Agreement dated as of January 11, 2000 by and among the Company, Jeffrey Queen, Andrew Queen, and the
                    Jeffrey Queen and Andrew Queen Irrevocable Trust U/A
                    January 2, 1998(7)
              10(p) Severance, Noncompetition and Nondisclosure Agreement dated
                    January 18, 2000 by and between the Company and Ronald
                    Feldman (excluding all schedules)
              10(q) Amendment to the Severance, Noncompetition and Nondisclosure
                    Agreement of Ronald Feldman dated as of February,
                    2000 (excluding all schedules)
              10(r) Amendment No. 1 dated July 10, 2000 to Settlement Agreement by and among the Company, Jeffrey Queen, Andrew Queen and
                    the Jeffrey Queen and Andrew Queen Irrevocable Trust U/A
                    January 2, 1998(8)
              10(s) Severance, Noncompetition and Nondisclosure Agreement
                    dated as of July 19, 2000 by and between the Company and
                    Richard M. Brooks (excluding all exhibits and schedules)
              11    Statement re: computation of earnings (loss) per share
              21    Subsidiaries of the Company
              27    Financial Data Schedule
-----------

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

(6) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.

(7) Incorporated by reference to the Company's Report on Form 8-K filed on January 21, 2000.

(8) Incorporated by reference to Amendment No. 2 to Form 13D of Jeffrey Queen dated July 26, 2000.

(b) Reports on Form 8-K. On January 21, 2000, the Company filed a Report on Form 8-K reporting information under "Item 5 Other Events." On August 2, 2000, the Company filed a Report on Form 8-K reporting information under "Item 5 Other Events."