Form 10QSB
period 2000-09-30
RESPONSE USA INC
filed 2000-11-20
CIK 889087

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2000

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



Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 11,104,052 shares of Common Stock, $.008 par value per share, as of November 13, 2000.

Transitional Small Business Disclosure Format (check one)  Yes __ No X

                       RESPONSE USA, INC. AND SUBSIDIARIES
                                      INDEX

                                                                           PAGE

PART I. FINANCIAL INFORMATION

      ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets at September 30, 2000
                  and June 30, 2000                                         1-2

         Condensed Consolidated Statements of Operations for the Three
                  Months ended September 30, 2000 and 1999                    3

         Condensed Consolidated Statement of Stockholders' Deficit for
                  the Three Months ended September 30, 2000                   4

         Condensed Consolidated Statements of Cash Flows for the Three
                  Months ended September 30, 2000 and 1999                  5-7

         Notes to Condensed Consolidated Financial Statements              8-14

      ITEM 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    15-19

PART II. OTHER INFORMATION                                                   20

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       RESPONSE USA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                             September 30,          June 30,
                                                                                 2000                 2000
                                                                           ------------------   ------------------
                            ASSETS
CURRENT ASSETS
     Cash                                                                         $1,222,034           $2,650,467
     Trade accounts receivable - net of allowance for
         doubtful accounts of $439,526 and $420,664, respectively                  1,632,379            1,592,402
     Inventory                                                                     1,861,799            1,880,959
     Prepaid expenses and other current assets                                       262,929              339,089
                                                                           ------------------   ------------------

                Total current assets                                               4,979,141            6,462,917
                                                                           ------------------   ------------------

MONITORING CONTRACT COSTS - Net of accumulated
   amortization of $7,546,891 and $6,823,589, respectively                        17,873,212           18,599,993
                                                                           ------------------   ------------------
PROPERTY AND EQUIPMENT - Net of accumulated
   depreciation and amortization of $4,522,238 and $4,175,612,
   respectively                                                                    4,755,704            4,638,545
                                                                           ------------------   ------------------

OTHER ASSETS

     Deferred financing costs - Net of accumulated
        amortization of $1,316,989 and $1,074,283, respectively                    3,596,939            3,753,045
     Other noncurrent assets                                                         337,006              301,717
                                                                           ------------------   ------------------
                                                                                   3,933,945            4,054,762
                                                                           ------------------   ------------------
                                                                                 $31,542,002          $33,756,217
                                                                           ==================   ==================


            See notes to condensed consolidated financial statements

                       RESPONSE USA, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                                   (UNAUDITED)


                                                                                September 30,         June 30,
                                                                                    2000                2000
                                                                              ------------------  ------------------
            LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Current portion of long-term debt:
       Notes payable                                                                 $2,225,318          $1,922,712
       Capitalized lease obligations                                                     63,052              60,307
     Accounts payable - Trade                                                           381,837             407,057
     Accrued expenses and other current liabilities                                     882,245             977,417
     Accrued severance                                                                  470,342             953,065
     Accrued income taxes                                                               256,289             201,062
     Deferred revenue                                                                   239,550             253,424
                                                                              ------------------  ------------------

                Total current liabilities                                             4,518,633           4,775,044
                                                                              ------------------  ------------------
LONG-TERM LIABILITIES - Net of current portion
     Long-term debt:
       Notes payable                                                                 29,475,896          29,450,997
       Capitalized lease obligations                                                    140,015             158,188
     Accrued severance                                                                  317,526             451,213
                                                                              ------------------  ------------------
                                                                                     29,933,437          30,060,398
                                                                              ------------------  ------------------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' DEFICIT
      Common stock - Par value $.008
         Authorized 37,500,000 shares
            Issued and outstanding 11,104,052 shares - September 30,
             2000 and 7,398,670 shares - June 30, 2000                                   88,832              59,190
      Additional paid-in capital                                                     59,715,037          59,756,960
      Accumulated deficit                                                           (62,713,937)        (60,895,375)
                                                                              ------------------  ------------------
                                                                                     (2,910,068)         (1,079,225)
                                                                              ------------------  ------------------
                                                                                    $31,542,002         $33,756,217
                                                                              ==================  ==================


            See notes to condensed consolidated financial statements

                       RESPONSE USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                           Three Months ended September 30,
                                                                       ------------------------------------------
                                                                             2000                    1999
                                                                       ------------------      ------------------
OPERATING REVENUES
     Product sales                                                               $38,214              $1,325,609
     Monitoring and service                                                    2,817,008               5,626,108
     Security patrol                                                                   0                 871,294
                                                                       ------------------      ------------------
                                                                               2,855,222               7,823,011
                                                                       ------------------      ------------------
COST OF REVENUES
     Product sales                                                                 8,084               1,204,010
     Monitoring and service                                                      744,028               1,589,403
     Security patrol                                                                   0                 706,616
                                                                       ------------------      ------------------
                                                                                 752,112               3,500,029
                                                                       ------------------      ------------------
GROSS PROFIT                                                                   2,103,110               4,322,982
                                                                       ------------------      ------------------
OPERATING EXPENSES
     Selling, general and administrative                                       1,989,063               4,028,020
     Depreciation and amortization                                             1,121,799               2,183,425
                                                                       ------------------      ------------------
                                                                               3,110,862               6,211,445
                                                                       ------------------      ------------------
LOSS FROM OPERATIONS                                                          (1,007,752)             (1,888,463)
                                                                       ------------------      ------------------
OTHER INCOME/(EXPENSE)
     Interest expense, net                                                      (911,784)             (1,519,967)
     Gain on sale of security division                                                 0              17,354,099
     Loss on marketable securities                                                     0                 (25,000)
                                                                       ------------------      ------------------
                                                                                (911,784)             15,809,132
                                                                       ------------------      ------------------
INCOME (LOSS) BEFORE TAXES                                                    (1,919,536)             13,920,669
     Income tax benefit (expense)                                                100,974                (704,200)
                                                                       ------------------      ------------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                       (1,818,562)             13,216,469
EXTRAORDINARY ITEM
     Loss on debt extinguishment                                                       0              (4,058,915)
                                                                       ------------------      ------------------
NET INCOME (LOSS)                                                             (1,818,562)              9,157,554
                                                                       ==================      ==================
Income (loss) per common share - Basic
     Income (loss) before extraordinary item                                      ($0.20)                  $1.58
     Extraordinary item                                                            $0.00                  ($0.49)
                                                                       ------------------      ------------------
     Net income (loss)                                                            ($0.20)                  $1.09
                                                                       ==================      ==================
Weighted average number of shares outstanding                                  9,291,637               8,351,012
                                                                       ==================      ==================
Income (loss) per common share - Diluted
     Income (loss) before extraordinary item                                      ($0.20)                  $1.58
     Extraordinary item                                                            $0.00                  ($0.49)
                                                                       ------------------      ------------------
     Net income (loss)                                                            ($0.20)                  $1.09
                                                                       ==================      ==================
Weighted average number of shares outstanding                                  9,291,637               8,351,512
                                                                       ==================      ==================


            See notes to condensed consolidated financial statements

                       RESPONSE USA, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)


                                                          COMMON STOCK
                                                ----------------------------    ADDITIONAL
                                                    NUMBER                        PAID-IN         ACCUMULATED
                                                  OF SHARES    AMOUNT             CAPITAL           DEFICIT           TOTAL
                                                ----------------------------  ---------------- ----------------  ---------------
Balance - June 30, 2000                              7,398,670      $59,190       $59,756,960     ($60,895,375)     ($1,079,225)
Shares issued in connection with a stock price
  guarantee                                          3,705,382       29,642           (29,642)                     $          0
Costs incurred in connection with issuances
  of common stock                                                                     (12,281)                         ($12,281)
Net loss                                                                                            (1,818,562)     ($1,818,562)
                                                ----------------------------  ---------------- ----------------  ---------------
Balance - September 30, 2000                        11,104,052    $  88,832      $ 59,715,037    $ (62,713,937)    $ (2,910,068)
                                                ============================  ================ ================  ===============


            See notes to condensed consolidated financial statements

                       RESPONSE USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    Three Months ended September 30,
                                                                            -------------------------------------------------
                                                                                    2000                        1999
                                                                            ----------------------      ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                                               $   (1,818,562)               $ 9,157,554
   Adjustments to reconcile net income (loss) to net cash used in operating activities

          Depreciation and amortization                                                 1,121,799                  2,183,425
          Amortization of deferred financing costs and
             debt discount                                                                242,706                    402,039
          Loss on debt extinguishment                                                                              4,058,915
          Loss on sale of property and equipment                                              771                     42,597
          Loss on sale of marketable securities                                                                       25,000
          Gain on sale of security division                                                                      (17,354,099)
          Increase in accounts receivable - Trade                                         (39,977)                  (530,980)
          Decrease in inventory                                                            19,160                    304,066
          (Increase) decrease in prepaid expenses and other
             current assets                                                                76,161                   (999,030)
          Increase in deposits                                                             (2,981)                   (51,538)
          Decrease in accounts payable - Trade                                            (25,220)                  (320,031)
          Increase (decrease) in accrued expenses and other
             current liabilities                                                         (647,536)                 2,521,039
          Decrease in deferred revenues                                                   (13,874)                  (145,000)
                                                                            ----------------------      ---------------------
              Net cash used in operating activities                                    (1,087,553)                  (706,043)
                                                                            ----------------------      ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of monitoring contracts (net of purchase
       holdbacks)                                                                          (5,340)                  (161,052)
    Net proceeds from the sale of security division (net of
       purchase holdbacks)                                                                                        42,191,905
    Purchase of property and equipment                                                   (519,428)                (1,069,864)
    Proceeds from the sale of property and equipment                                        4,000                     11,868
    Payment of stock guarantees                                                                                   (3,689,772)
                                                                            ----------------------      ---------------------
              Net cash provided by (used in) investing activities                        (520,768)                37,283,085
                                                                            ----------------------      ---------------------


            See notes to condensed consolidated financial statements

                       RESPONSE USA, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                   (UNAUDITED)


                                                                                    Three Months ended September 30,
                                                                            -------------------------------------------------
                                                                                    2000                        1999
                                                                            ----------------------      ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Deferred financing costs incurred                                                    (86,600)                  (932,236)
    Proceeds of long-term debt (net of holdbacks)                                        632,847                  6,152,480
    Principal payments on long-term debt                                                (354,078)               (31,307,817)
    Stock repurchases                                                                                            (1,098,201)
    Net costs incurred in connection with the issuance of
       common stock                                                                      (12,281)
                                                                            ----------------------      ---------------------
              Net cash provided by (used in) financing activities                        179,888                (27,185,774)
                                                                            ----------------------      ---------------------
NET INCREASE (DECREASE) IN CASH                                                       (1,428,433)                 9,391,268

CASH - BEGINNING                                                                       2,650,467                  3,241,016
                                                                            ----------------------      ---------------------
CASH - ENDING                                                                       $  1,222,034              $  12,632,284
                                                                            ======================      =====================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for interest                                        $    701,049               $  1,326,955
    Net cash received during the period for income taxes                            $   (156,200)              $          -


            See notes to condensed consolidated financial statements

                       RESPONSE USA, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCIAL ACTIVITIES

         During the three months ended September 30, 1999, long-term notes payable of $32,040 were incurred for the purchase of property and equipment.

         During the three months ended September 30, 1999, the Company accrued $3,750,000 to monitoring contract costs in connection with an acquisition (see
Note 3 of Notes to Condensed Consolidated Financial Statements of the Company). Also related to the same acquisition, the Company accrued $622,251 to Additional Paid-in Capital for a stock price guarantee.

         On September 30, 1999, in connection with a prior acquisition, the Company released 16,722 shares of Common Stock from escrow to the seller to satisfy a purchase holdback of $100,000. The Company then repurchased 135,902 shares of Common Stock that had been previously issued, including the 16,722 holdback shares, for their guaranteed value of $812,701. Also on this date, the Company paid the balance of a note payable and as a result, 437,500 shares held in escrow were released to the Company and retired.

See notes to condensed consolidated financial statements

                       RESPONSE USA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

         The accompanying interim balance sheet as of September 30, 2000 and the related statements of operations, stockholders' deficit and cash flows have been prepared by management of the Company and are in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, comprising normal recurring accruals necessary for a fair presentation of the results of the Company's operations, are included.

         Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2000 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on October 13, 2000. The results of operations for the period ended September 30, 2000 are not necessarily indicative of operating results for the full year.

         Certain amounts in the September 1999 quarterly financial statements have been reclassified to conform to the September 2000 presentation.

2. OPERATIONS

         Historically, the Company's revenues have not been sufficient to fund its operations, and thus it has had to finance its operating losses externally, through debt and equity financing. The Company has undergone a number of operational changes during fiscal years 2000 and 2001. In September 1999, the Company sold its security business, as more fully described in Note 3. In July 2000, the Company changed its management team. The new management's efforts have been focused on restructuring operations, which include personnel and other cost reductions, which were substantially complete as of September 30, 2000, a consolidation of operations and an expanded focus on internal growth, rather than external acquisitions. Management expects such operational changes to substantially reduce cash used in operations and that such improvements, together with existing cash on hand and available borrowings under the McGinn, Smith Capital Holdings Corp. ("MSCH") financing agreement will allow the Company to implement its growth strategy and meet its cash requirements for at least the next twelve months. The Company's continued ability to operate is dependent upon its ability to achieve levels of revenue to support the Company's cost structure.

3. THE SALE OF THE SECURITY BUSINESS

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

         During the quarter ended September 30, 1999, the Company recorded a gain on the sale of the Security Division of $17,354,099. This gain was later reduced to $14,841,872 as a result of the holdback settlement on March 13, 2000 and other transaction expenses associated with the sale. During the quarter ended September 30, 1999, the Company received net proceeds from the sale of the Security Division of $43,552,010, net of certain severance and transaction expenses totaling approximately $4,000,000.

                      RESPONSE USA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. THE SALE OF THE SECURITY BUSINESS (CONTINUED)

         Simultaneous with the Security Sale, the Company paid off $30,628,277 of MSCH financing, including accrued interest. As a result of paying off this debt, the Company recorded a loss on debt extinguishment of $4,058,915. The Company also paid other notes payable totaling $455,602, paid stock guarantees of $3,703,675, related to prior security acquisitions, and released from escrow and subsequently canceled 437,500 shares of Common Stock related to the guarantee of an acquisition note.

4. ACQUISITIONS

         On October 1, 1998, the Company acquired all of the issued and outstanding stock (the "Stock") of Health Watch, Inc., a Florida Corporation ("Health Watch" or the "Queens"), pursuant to a Stock Purchase Agreement dated as of September 16, 1998 (the "Stock Purchase Agreement"). Health Watch is in the business of marketing and monitoring personal response systems ("PRS"), which are designed to summon help in a medical emergency when activated by the subscriber.

         As part of the Health Watch acquisition, the Company guaranteed the value of the Common Stock issued to the Queens and was therefore obligated to pay an amount equal to the difference between the guaranteed value and the proceeds from the sale of the shares nine months after the closing and on subsequent make-up dates (each such date shall be referenced to as the "Make-up Date"). On October 1, 1999, the Company paid the Queens $622,251 as payment of their stock price guarantee. The second Make-up Date was July 10, 2000 and pursuant to a settlement agreement (the "Settlement Agreement") entered into between the Company and the Queens on January 11, 2000, the Company was also obligated to pay approximately $1.85 million in either cash or in shares of the Company's Common Stock. On July 19, 2000, the Company executed Amendment No. 1 (the "Amendment") to the Settlement Agreement by and among the Company and the Queens. Under the Amendment, the Company agreed to issue the Queens 3,705,382 shares of the Company's Common Stock having an agreed upon value of $0.50 per share in settlement of its obligations under the Settlement Agreement, giving the Queens a 46% interest in the Company.

         During the three months ended September 30, 2000, the Company acquired no additional monitoring contracts. In satisfaction of holdback liabilities related to prior acquisitions totaling $8,820, the Company paid cash of $5,340, and reduced monitoring contract costs by $3,480.

                     RESPONSE USA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. LONG-TERM NOTES PAYABLE

         AS OF SEPTEMBER 30, 2000 LONG-TERM DEBT INCLUDED THE FOLLOWING:


         RECEIVABLE FINANCING AGREEMENT
         Principal payments payable as follows: $1,498,490 -fiscal year 2001,
         $3,053,051 - fiscal year 2002, $4,403,393 - fiscal year 2003,
         $15,385,112 fiscal year 2004, $6,288,342 - fiscal year 2005, and
         $346,425 fiscal year 2006; plus interest at 8.3% - 9.5% on the
         outstanding loan balance; collateralized by related monitoring contracts       $30,974,813

         EQUIPMENT FINANCING

         Payable in monthly installments of $326 including interest at 9.83%;
         final payment due August 2002; collateralized by related collateralized
         by related equipment                                                                 6,827

         OTHER

         Note payable in monthly installments of $6,234 including interest
         at 8%; final payment due July 2004                                                 647,388

         Notes payable in monthly installments aggregating $6,750 including interest
         at 8%; final payment due January 2001                                               72,186
                                                                                        -----------
                                                                                         31,701,214
         Less Current Portion                                                             2,225,318
                                                                                        ===========
                                                                                        $29,475,896


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

                      RESPONSE USA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. LONG-TERM NOTES PAYABLE (CONTINUED)

         On September 30, 1999, the Company sold its stock in USS to Vector and paid off approximately $30,628,000, including accrued interest, of the MSCH Financing Agreement in respect of RAM. In connection with the refinancing, the Company incurred a charge for loss on debt extinguishment of $4,058,914.

         The MSCH Financing Agreement provides for borrowing based on a multiple of MRR. As of September 30, 2000, $30,974,813 was outstanding to MSCH under the MSCH Financing Agreement in respect of RSS and RSM. Based upon MRR available to pledge, approximately $888,000 of net borrowings was available under the facility. On September 13, 2000, the Company's credit facility with MSCH was increased from $40 Million to $50 Million.

         Under the MSCH Financing Agreement, the Company is required to pay financing fees ranging from 13% to 15% to the lender for each additional borrowing at the time of the financing. These financing fees are recorded as debt issuance costs and are amortized over five years, the term of the notes, using the effective interest method. Taking these debt issuance costs into consideration, the Company's effective interest rates under the Financing Agreement range from 13.06% to 13.76%.

         In connection with the repayment of $30,628,000 of the MSCH Financing Agreement on September 30, 1999, the Company wrote off debt issuance costs of $4,058,915, net of accumulated amortization of $934,099.

         Beginning in December 1999, the MSCH Financing Agreement was amended to include a five percent holdback on each funding going forward, which is due back to the Company upon final payment of the corresponding note payable. These holdbacks, totaling $236,920, have been recorded on the Company's balance sheet as other noncurrent assets.

         The Financing Agreement contains certain provisions that significantly restrict the LLCs' ability to make any loans, advances or other distributions to any other entity. The borrowings under the Financing Agreement are secured by the monitoring contracts held by RSM and RSS. At September 30, 2000 the net book value of such monitoring contracts was $17,716,150.

6. CAPITALIZED LEASE OBLIGATIONS

         The Company leases office furniture and equipment with a cost of $243,341 and a net book value of $198,064 at September 30, 2000, under capital leases. The following is a schedule by years of future minimum lease payments under these leases together with the present value of the net minimum lease payments as of September 30, 2000.

YEAR ENDING JUNE 30,

2001..............................................  $73,767
2002..............................................   98,152
2003..............................................   93,642
2004..............................................
2005..............................................

Total minimum lease payments......................  265,561
Less amount representing interest.................  (62,494)

Present value of net minimum lease payments....... $203,067

                      RESPONSE USA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. STOCKHOLDERS' EQUITY

         In August 2000, the Company issued the Queens 3,705,382 shares of the Company's Common Stock having an agreed upon value of $0.50 per share in settlement of its obligations under the Settlement Agreement giving the Queens a 46% interest in the Company (see Note 4).

The following is a summary of stock option activity:


                                                          NUMBER           OPTION  PRICE           WEIGHTED
AVERAGE                                                  OF SHARES        PER SHARE (RANGE)        EXERCISE
                                                      ---------------  ----------------------  ---------------
PRICE
        Options outstanding at June 30, 2000             1,074,367         $0.30 - $13.35             $3.48
         Options granted                                    40,000                  $0.38             $0.38
         Options exercised                                       0
         Options canceled or expired                        (2,517)        $4.06 - $ 7.88             $4.32
                                                      -------------       ----------------         ----------
        Options outstanding at September 30, 2000        1,111,850         $0.30 - $13.35             $3.43
                                                      =============       ================         ==========
        Options exercisable at September 30, 2000        1,011,850         $0.30 - $13.35             $3.54
                                                      =============       ================         ==========


The following is a summary of warrant activity:


                                                          NUMBER           WARRANT PRICE           WEIGHTED
AVERAGE                                                 OF SHARES        PER SHARE (RANGE)        EXERCISE
                                                      ---------------  ----------------------  ---------------
PRICE
         Warrants outstanding at June 30, 2000             878,750         $6.00 - $24.00            $12.52
                                                      =============       ================         ==========
         Warrants outstanding at September 30, 2000        878,750         $6.00 - $24.00            $12.52
                                                      =============       ================         ==========


8. NET INCOME (LOSS) PER COMMON SHARE

         Income (loss) per common share is computed based on the weighted average number of common shares outstanding during each period. For the three months ended September 30, 2000, potential common shares had an antidilutive effect on the net loss per common share, and have, therefore, been excluded. For the three months ended September 30, 1999, 500 shares of Common Stock issuable upon the exercise of outstanding options were included in the diluted weighted average shares outstanding. At September 30, 2000, potentially dilutive stock equivalents included 1,111,850 stock options and 878,750 warrants.

9. COMMITMENTS AND CONTINGENCIES

         EMPLOYMENT AGREEMENTS - The Company has employment contracts with certain employees for terms through February 2003. At September 30, 2000, these contracts provide for annual base salaries aggregating $530,000.

         On January 18, 2000, the Company terminated without cause the employment of its former Executive Vice President (the "Executive") effective February 29, 2000. Pursuant to the Executive's employment agreement and subsequent severance, noncompetition, and nondisclosure agreement, the Company agreed to pay as severance $1,019,705, of which $850,165 was paid during fiscal year ended June 30, 2000, $87,306 was paid during the three months ended September 30, 2000, and the balance of $82,234 will be paid in monthly installments through January 1, 2001.

                       RESPONSE USA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

         On June 27, 2000, the Board of Directors of the Company reached a severance, noncompetition and nondisclosure agreement with its former Chief Executive Officer ("Former CEO"). Pursuant to the terms of the Settlement Agreement with the Queens and the terms of the Former CEO's Employment Agreement with the Company, both of which were executed on July 19, 2000: (1) the Former CEO resigned as Chief Executive Officer of the Company as of July 24, 2000, but continues to serve as Chairman of the Board until date the Former CEO no longer serves as a Director of the Company, and (2) the Former CEO, as requested by the Chief Executive Officer or the Board of Directors of the Company, devotes a decreasing amount of his time over the next twenty-four months as a consultant to the Company. The Company agreed to pay as severance $1,323,610, of which $551,504 was paid during the three months ended September 30, 2000 and the balance of $772,106 shall be paid in monthly installments of $36,767 through July 2002.

         CONSULTING AGREEMENT - The Company had a yearly renewable consulting agreement with A.C. Allen & Co., a company owned by a former director of the Company, under which such company received $4,000 per month in consideration for providing certain consulting services to the Company. This consulting agreement was terminated in October 2000, effective November 30, 2000.

         CONTINGENCIES - In the normal course of business, the Company is subject to litigation, none of which is expected to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

         In connection with the Health Watch acquisition, the Company has guarantees with the Queens on 5,161,729 shares of its Common Stock, of which 3,933,760 are guaranteed at $.50 per share and 1,227,969 are guaranteed at $1.00 per share. These guarantees expire on October 1, 2003. As of September 30, 2000, the Company's contingent liabilities under these agreements aggregated $1,742,855 based on a closing bid price of $0.28, which may be settled in cash or by the issuance of Common Stock.

10. NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement, which was amended in June 1999, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities, and is effective for all interim and annual periods beginning after June 15, 2000. Effective July 1, 2000, the Company adopted SFAS No. 133. As the Company has no instruments that are defined as derivatives under SFAS No. 133, the adoption of SFAS No. 133 had no impact on the Company's consolidated financial position or results of operations.

11. INDUSTRY SEGMENT INFORMATION

         Upon the adoption of SFAS No. 131 in 1999, the Company's operations fell into two industry segments: Security and Personal Response Systems ("PRS"). Previously, the Company's operations were considered to be one segment. The Company's Security segment, which was sold on September 30, 2000, utilized electronic systems installed in businesses and residences to provide (i) detection of events such as intrusion or fire, (ii) surveillance and (iii) control of access to property. Such services were provided through the use of an electronic device installed at a customer's location that is monitored by the Company at its central monitoring station. The Security segment also included the Company's security patrol operations. The PRS segment includes monitoring services designed to monitor, identify and electronically report emergencies requiring medical, fire or police assistance. Such services are provided through the use of a transmitter worn by the customer and a receiving base located at the customer's home which communicates with the Company's central monitoring station (the "Monitoring Station").

                     RESPONSE USA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. INDUSTRY SEGMENT INFORMATION (CONTINUED)

         These segments are separate strategic business units that offer different services and are managed separately due to the different technology and marketing strategies required for each segment. The Security segment included the operations of USS and Triple A Patrol and the PRS segment includes the operations of Response Ability Systems, Inc., Emergency Response Systems, Inc., Organization for Enhanced Capability, Inc., In Home Health, Inc., and Health Watch, Inc. As of October 1, 1999, the Company was engaged in only one segment, the PRS segment.

         The following table summarizes the Company's financial information by industry segment. The components of net income (loss) below operating loss are not separately evaluated by the Company's management on a segment basis.

                                                                                         CORPORATE AND
                                                         SECURITY            PRS                 OTHER          TOTAL
                                                         ---------    -------------      -------------     ------------
 THREE MONTHS ENDED SEPTEMBER 30, 2000:
 Revenues:
    Product sales...............................                            $38,214                             $38,214
    Monitoring and service......................                          2,817,008                           2,817,008
       Total revenues...........................                          2,855,222                           2,855,222
 Gross profit...................................                          2,103,110                           2,103,110
 Selling, general and administrative expenses...                          1,823,187          $165,876         1,989,063
 Depreciation and amortization expense..........                          1,121,799                           1,121,799
 Net loss from operations.......................                           (841,876)         (165,876)       (1,007,752)

 THREE MONTHS ENDED SEPTEMBER 30, 1999:
 Revenues:
    Product sales...............................       $1,084,517          $241,092                          $1,325,609
    Monitoring and service......................        3,121,546         2,504,562                           5,626,108
    Security patrol.............................          871,294                                               871,294
       Total revenues...........................        5,077,357         2,745,654                           7,823,011
 Gross profit...................................        2,404,948         1,918,034                           4,322,982
 Selling, general and administrative expenses...        1,971,520         1,976,098           $80,402         4,028,020
 Depreciation and amortization expense..........        1,255,757           927,668                           2,183,425
 Net loss from operations.......................         (822,329)         (985,732)          (80,402)       (1,888,463)

 Total assets at September 30, 2000.............               $0       $31,053,536          $488,466       $31,542,002
 Total assets at June 30, 2000..................               $0       $31,889,687        $1,866,530       $33,756,217


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

GENERAL OVERVIEW

         The Company is a leading provider of PRS throughout the United States engaged in the marketing, installation and monitoring of PRS. The Company's principal PRS product called Health Watch is designed to monitor, identify and electronically report emergencies requiring medical, fire and police assistance. The Company markets its Health Watch products and monitoring services to home health care companies, hospitals, and government agencies ("Providers"). The Company supplies the Health Watch PRS products and monitoring services to its Providers who then market the products and services to their subscribers. Providers utilize the Company's Health Watch PRS product and monitoring services to improve health care services in their local community, to obtain a relationship with a subscriber who may utilize other home care or hospital services supplied by the Providers, to enhance community relations and to facilitate early discharge from the hospitals. The Company currently monitors approximately 43,000 PRS subscribers generating approximately $933,000 in monthly recurring revenue ("MRR"). The Company believes it is currently the second largest provider of PRS in the United States based on MRR. The Company's revenues consist primarily of recurring payments for the monitoring of PRS products.

         The Company's PRS products enable individual users, such as elderly or disabled persons, to transmit a distress signal using a portable transmitter to the Company's Monitoring Station. When activated by the pressing of a button, or automatically, in the case of certain environmental temperature fluctuations, the transmitter sends a radio signal to a receiving base installed in the user's home. The receiving base relays the signal over telephone lines to the Monitoring Station, where the user's name, address and vital information are within seconds automatically displayed on a computer screen. This signal instantaneously establishes two-way voice communication between the user and the Monitoring Station personnel directly through the PRS unit, thereby avoiding any need for the user to access a telephone. The nature of the distress is determined and when necessary, appropriate help is dispatched. If the user does not answer, help is dispatched immediately. The Monitoring Station is staffed 24 hours a day, 365 days a year.

         The PRS industry generally consists of companies that provide technological support services to help elderly or medically-at-risk individuals live independently, without the need of supervised care. In the Company's view, the growth of the PRS market is strongly linked to the belief of medical professionals that such individuals should be encouraged to live independently for as long as possible. The Company believes that the demand for PRS will increase as the number of people over 65 years of age, and the number of such persons living alone, increases.

         The Company was previously engaged in the security services business, which included electronic monitoring products and services and guarding and patrol services. On September 30, 1999, the Company sold its security division to Vector in the Security Sale. The total consideration for the Security Sale was approximately $47,000,000 (see Note 3 of Notes to Condensed Consolidated Financial Statements of the Company). As a result of the Security Sale, the Company is no longer engaged in the security services business and is solely engaged in the PRS business. Information with respect to the security services business is included in this quarterly report because the financial statements included herein include historical financial information from such business.

RESULTS OF OPERATIONS

          The Company's revenues consist primarily of monthly recurring payments for providing and monitoring PRS products, and prior to September 30, 1999, security services. The security division also generated revenues from the sale and installation of security systems and from security patrol services. Monitoring and service revenues are recognized as the service is provided. Sale and installation revenues are recognized when the required work is completed. All direct installation costs, which include materials, labor and installation overhead, and selling and marketing costs are expensed in the period incurred. Security patrol revenues were recognized as the service was provided.

         Operating revenues decreased by $4,967,789 or 64% from the three months ended September 30, 1999 to the three months ended September 30, 2000. This decrease was attributable to the sale of the security division on September 30, 1999. The Company had no operating revenues from the security division for the three months ended September 30, 2000. Operating revenues for the PRS division increased by $109,568 or 4% from the quarter ended September 30, 1999 to the quarter ended September 30, 2000.

         Product sales for the PRS division decreased by $202,878 or 84% from the quarter ended September 30, 1999 to the quarter ended September 30, 2000. This decrease is a result of the Company's redirected efforts to expand its recurring service revenues.

         Monitoring and service revenues for the PRS division accounted for an increase in operating revenues of $312,446 or 12% from the quarter ended September 30, 1999 to the quarter ended September 30, 2000. This increase is the result of the Company's efforts to expand its MRR from recurring services through its Providers. The Company believes it will continue to experience significant increases to its recurring service revenues during this fiscal year and will become the fastest growing PRS company among the leaders in the industry.

         Gross profit for the PRS division increased by $185,076 or 10% from the three months ended September 30, 1999 to the three months ended September 30, 2000. This increase is also primarily due to the Company's efforts to expand MRR from recurring services through its Providers. Monitoring and service revenues generate significantly higher gross margins than product sales.

         The Gross Profit Margin as a percentage of sales for the PRS division improved from 70% to 74% from the quarter ended September 30, 1999 to the quarter ended September 30, 2000.

         Selling, general and administrative expenses ("SG&A") decreased by $2,038,957 or 51% from the three months ended September 30, 1999 to the three months ended September 30, 2000. This decrease is primarily due to the sale of the security division on September 30, 1999. SG&A for the PRS division decreased by $152,911 or 8% from the quarter ended September 30, 1999 to the quarter ended September 30, 2000. Since the sale of the security division on September 30, 1999, the Company has been focusing its efforts on improving the efficiencies of the PRS division. In addition, the Company changed its management team in July 2000. The new management's efforts have been focused on restructuring operations, which include personnel and other cost reductions. The Company expects continued reductions in operating costs during this fiscal year due to the new management's efforts in restructuring and consolidating operations.

         Depreciation and amortization expense for the PRS division increased by $194,131 or 21% from the three months ended September 30, 1999 to the three months ended September 30, 2000. The increase in amortization and depreciation expense in the PRS division is primarily due to the Company's acquisitions of monitoring contracts and increases in equipment used for PRS rentals.

         Net interest expense decreased by $608,183 or 40% from the quarter ended September 30, 1999 to the quarter ended September 30, 2000. On September 30, 1999 the Company reduced its indebtedness by approximately $31.5 million as a result of the sale of its security division (see Note 3 of Notes to Condensed Consolidated Financial Statements of the Company). As of September 30, 2000, the Company still maintains approximately $31,700,000 in long-term notes payable with interest rates ranging from 8% to 9.83%.

         The Company recorded a gain on sale of the security division of $17,354,099 for the three months ended September 30, 1999. The amount of the gain was later reduced to $14,841,872 as a result of the holdback settlement and other transaction expenses associated with the sale (see Note 3 of Notes to Condensed Consolidated Financial Statements of the Company).

         The Company recorded an Income tax benefit of $100,974 for the three months ended September 30, 2000. The Income tax expense for the three months ended September 30, 1999 was $704,200, which was related to the gain on sale of the security division.

         Simultaneous with the Security Sale, the Company paid $30,628,277, including interest, of its Financing Agreement, and as a result, wrote off Deferred Financing Costs of $4,058,915. This amount was recorded as a loss on debt extinguishment, an extraordinary item, during the quarter ended September 30, 1999.

         The net loss for the three months ended September 30, 2000 was $1,818,562 or ($0.20) per share based on 9,291,637 weighted average number of shares outstanding, as compared to net income of $9,157,554 or $1.09 per share based on 8,351,012 weighted average number of shares outstanding for the three months ended September 30, 1999. This difference in net income (loss) is primarily attributable to the gain from the sale of the security division of $17,354,099 or $2.08 per share less the loss on debt extinguishment of $4,058,915 or ($0.49) per share. Included in the net loss for the three months ended September 30, 2000 are non-cash charges totaling $1,364,505, consisting of depreciation and amortization of $1,121,799 and amortization of deferred financing costs of $242,706.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital decreased by $1,227,365 from working capital of $1,687,873 at June 30, 2000 to working capital of $460,508 at September 30, 2000. The Company believes that its existing cash on hand and available borrowings under the MSCH Financing Agreement will be sufficient to fund the Company's principal and interest payments on its debt and capital expenditures, which are the Company's principal uses of cash, for at least the next twelve months.

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

         In contemplation of the Company's sale of USS to Vector in the Security Sale, the financing arrangement described above was further modified as follows:
USS assigned and transferred its membership interests in RSS and RSM to the Company's wholly owned subsidiary, Response Ability Systems, Inc., a New Jersey Corporation. USS maintained its Membership Interest in RAM, which was sold to Vector as part of the Security Sale (see Note 3 to Notes to Condensed Consolidated Financial Statements of the Company) (the Second Purchase Agreements, as amended, together with the Second Receivable Agreements, as amended, collectively referred to subsequently herein as the "Financing Agreement").

         On September 30, 1999, the Company sold its stock in USS to Vector and paid off approximately $30,628,000, including accrued interest, of the MSCH Financing Agreement in respect of RAM. In connection with the refinancing, the Company incurred a charge for loss on debt extinguishment of $4,058,915.

         The MSCH Financing Agreement provides for borrowing based on a multiple of MRR. As of September 30, 2000, $30,974,813 was outstanding to MSCH under the MSCH Financing Agreement in respect of RSS and RSM. Based upon MRR available to pledge, approximately $888,000 of net borrowings was available under the facility. On September 13, 2000, the Company's credit facility with MSCH was increased from $40 Million to $50 Million.

         Under the MSCH Financing Agreement, the Company is required to pay financing fees ranging from 13% to 15% to the lender for each additional borrowing at the time of the financing. These financing fees are recorded as debt issuance costs and are amortized over five years, the term of the notes, using the effective interest method. Taking these debt issuance costs into consideration, the Company's effective interest rates under the Financing Agreement range from 13.06% to 13.76%.

         In connection with the repayment of $30,628,000 of the MSCH Financing Agreement on September 30, 1999, the Company wrote off debt issuance costs of $4,058,915, net of accumulated amortization of $934,099.

         Beginning in December 1999, the MSCH Financing Agreement was amended to include a five percent holdback on each funding going forward, which is due back to the Company upon final payment of the corresponding note payable. These holdbacks, totaling $236,920, have been recorded on the Company's balance sheet as other noncurrent assets.

         The Financing Agreement contains certain provisions that significantly restrict the LLCs' ability to make any loans, advances or other distributions to any other entity. The borrowings under the Financing Agreement are secured by the monitoring contracts held by RSM and RSS. At September 30, 2000 the net book value of such monitoring contracts was $17,716,150.

         Net cash used in operating activities increased from $706,043 used in the three months ended September 30, 2000 to $1,087,553 used in the three months ended September 30, 2000. The Company paid $638,810 of severance payments during the three months ended September 30, 2000, which had been accrued for at June 30, 2000.

         Net cash used in investing activities was $520,768 for the three months ended September 30, 2000. During the three months ended September 30, 2000, the Company purchased property and equipment for $519,428, which included equipment used for rentals in the amount of $412,730.

         Net cash provided by financing activities was $179,888 for the three months ended September 30, 2000. The Company received proceeds of $632,847 from additional borrowings under the MSCH Financing Agreement for the PRS division net of holdbacks of $33,308 and incurred $86,600 in deferred financing costs. The Company also paid $354,078 in principal payments on long-term debt.

         Historically, the Company's revenues have not been sufficient to fund its operations, and thus it has had to finance its operating losses externally, through debt and equity financing. The Company has undergone a number of operational changes during fiscal years 2000 and 2001. In September 1999, the Company sold its security business, as more fully described in Note 3 to Notes to Condensed Consolidated Financial Statements. In July 2000, the Company changed its management team. The new management's efforts have been focused on restructuring operations, which include personnel and other cost reductions, a consolidation of operations and an expanded focus on internal growth. Management expects such operational changes to substantially reduce cash used in operations and that such improvements, together with existing cash on hand and available borrowings under the MSCH Financing Agreement will allow the Company to implement its growth strategy and meet its cash requirements for at least the next twelve months. The Company's continued ability to operate is dependent upon its ability to achieve levels of revenue to support the Company's cost structure.

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

         ITEM 1. Legal Proceedings - None

         ITEM 2. Changes in Securities - None

         ITEM 3. Defaults Upon Senior Securities - None

         ITEM 4. Submission of Matters to a Vote of Security Holders - None

         ITEM 5. Other Information - None

         ITEM 6. Exhibits and Reports on Form 8-K
                  (a) Exhibits -
                           (11) Computation of Loss per Common Share
                           (27) Financial Data Schedule
                  (b) Reports on Form 8-K
                           (1) Report on Form 8-K - On August 2, 2000, the
                  Company filed a Report under Item 5 on Form 8-K reporting the Amendment to the Settlement Agreement with the Queens (see
                  Note 4 of Notes to Condensed Consolidated Financial Statements of the Company).

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESPONSE USA, INC.
------------------
    Registrant

By: /s/ JEFFREY QUEEN                                        NOVEMBER 20, 2000
    ----------------------------------
    Jeffrey Queen
    Chief Executive Officer

By: /s/ DONNA M. DORRIS                                      NOVEMBER 20, 2000
    ----------------------------------
    Donna M. Dorris
    Chief Financial Officer
    Principal Financial Officer
    Principal Accounting Officer