Form 10QSB
period 2000-12-31
RESPONSE USA INC
filed 2001-02-14
CIK 889087

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 2000


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





Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 11,104,052 shares of Common Stock, $.008 par value per share, as of February 9, 2001.

Transitional Small Business Disclosure Format (check one)  Yes    No X
                                                              ---   ---

                       RESPONSE USA, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                   PAGE
PART I. FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Condensed Consolidated Balance Sheets at December 31, 2000
                           and June 30, 2000                                        1-2

                  Condensed Consolidated Statements of Operations for the Three
                           and Six Months ended December 31, 2000 and 1999            3

                  Condensed Consolidated Statement of Stockholders' Deficit for
                           the Six Months ended December 31, 2000                     4

                  Condensed Consolidated Statements of Cash Flows for the Six
                           Months ended December 31, 2000 and 1999                  5-7

                  Notes to Condensed Consolidated Financial Statements             8-15

         ITEM 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                    16-20

PART II. OTHER INFORMATION                                                           21

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       RESPONSE USA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                             December 31,           June 30,
                                                                                 2000                 2000
                                                                           ------------------   ------------------
                            ASSETS

CURRENT ASSETS
     Cash                                                                           $756,428           $2,650,467
     Trade accounts receivable - net of allowance for
         doubtful accounts of $518,773 and $420,664, respectively                  1,861,477            1,592,402
     Inventory                                                                     1,811,514            1,880,959
     Prepaid expenses and other current assets                                       143,409              339,089
                                                                           ------------------   ------------------

                Total current assets                                               4,572,828            6,462,917
                                                                           ------------------   ------------------

MONITORING CONTRACT COSTS - Net of accumulated
   amortization of $8,270,327 and $6,823,589, respectively                        17,151,814           18,599,993
                                                                           ------------------   ------------------

PROPERTY AND EQUIPMENT - Net of accumulated
   depreciation and amortization of $4,920,891 and $4,175,612,
   respectively                                                                    4,675,264            4,638,545
                                                                           ------------------   ------------------

OTHER ASSETS
     Deferred financing costs - Net of accumulated
        amortization of $1,569,233 and $1,074,283, respectively                    3,480,328            3,753,045
     Other noncurrent assets                                                         394,276              301,717
                                                                           ------------------   ------------------

                                                                                   3,874,604            4,054,762
                                                                           ------------------   ------------------

                                                                                 $30,274,510          $33,756,217
                                                                           ==================   ==================


            See notes to condensed consolidated financial statements

                             RESPONSE USA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                                         (UNAUDITED)

                                                                                December 31,          June 30,
                                                                                    2000                2000
                                                                              -----------------   ------------------
            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Current portion of long-term debt:
       Notes payable                                                                $2,641,071           $1,922,712
       Capitalized lease obligations                                                    66,171               60,307
     Accounts payable - Trade                                                          384,013              407,057
     Accrued expenses and other current liabilities                                    877,512              977,417
     Accrued severance                                                                 397,892              953,065
     Accrued income taxes                                                              253,382              201,062
     Deferred revenue                                                                  222,517              253,424
                                                                              -----------------   ------------------

                Total current liabilities                                            4,842,558            4,775,044
                                                                              -----------------   ------------------

LONG-TERM LIABILITIES - Net of current portion
     Long-term debt:
       Notes payable                                                                29,679,448           29,450,997
       Capitalized lease obligations                                                   123,227              158,188
     Accrued severance                                                                 214,308              451,213
                                                                              -----------------   ------------------

                                                                                    30,016,983           30,060,398
                                                                              -----------------   ------------------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' DEFICIT
      Common stock - Par value $.008
         Authorized 37,500,000 shares
            Issued and outstanding 11,104,052 shares - December 31,
             2000 and 7,398,670 shares - June 30, 2000                                  88,832               59,190
      Additional paid-in capital                                                    59,715,037           59,756,960
      Accumulated deficit                                                          (64,388,900)         (60,895,375)
                                                                              -----------------   ------------------

                                                                                    (4,585,031)          (1,079,225)
                                                                              -----------------   ------------------

                                                                                   $30,274,510          $33,756,217
                                                                              =================   ==================


            See notes to condensed consolidated financial statements

             RESPONSE USA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF OPERATIONS
                         (Unaudited)

                                                  Six Months ended December 31,    Three Months ended December 31,
                                                  -----------------------------    -------------------------------
                                                      2000            1999             2000             1999
                                                  ----------      -------------    -----------      --------------
OPERATING REVENUES
     Product sales                                   $56,059       $1,511,118          $17,845         $185,509
     Monitoring and service                        5,698,130        8,227,772        2,881,122        2,601,664
     Security patrol                                       0          871,294                0                0
                                                 -----------     ------------      -----------      -----------
                                                   5,754,189       10,610,184        2,898,967        2,787,173
                                                 -----------     ------------      -----------      -----------

COST OF REVENUES
     Product sales                                    16,701        1,376,943            8,617          172,933
     Monitoring and service                        1,413,030        2,278,148          669,002          688,745
     Security patrol                                       0          706,616                0                0
                                                 -----------     ------------      -----------      -----------
                                                   1,429,731        4,361,707          677,619          861,678
                                                 -----------     ------------      -----------      -----------

GROSS PROFIT                                       4,324,458        6,248,477        2,221,348        1,925,495
                                                 -----------     ------------      -----------      -----------
OPERATING EXPENSES
     Selling, general and administrative           3,805,971        6,738,832        1,816,908        2,710,812
     Depreciation and amortization                 2,258,015        3,280,506        1,136,216        1,097,082
                                                 -----------     ------------      -----------      -----------
                                                   6,063,986       10,019,338        2,953,124        3,807,894
                                                 -----------     ------------      -----------      -----------

LOSS FROM OPERATIONS                              (1,739,528)      (3,770,861)        (731,776)      (1,882,399)
                                                 -----------     ------------      -----------      -----------

OTHER INCOME/(EXPENSE)
     Interest expense, net                        (1,857,471)      (2,281,945)        (945,687)        (761,978)
     Gain on sale of security division                     0       17,203,200                0         (150,898)
     Loss on marketable securities                         0          (25,000)               0
                                                 -----------     ------------      -----------      -----------
                                                  (1,857,471)      14,896,255         (945,687)        (912,876)
                                                 -----------     ------------      -----------      -----------

INCOME (LOSS) BEFORE TAXES                        (3,596,999)      11,125,394       (1,677,463)      (2,795,275)
     Income tax benefit (expense)                    103,474         (704,200)           2,500                0
                                                 -----------     ------------      -----------      -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM           (3,493,525)      10,421,194       (1,674,963)      (2,795,275)

EXTRAORDINARY ITEM
     Loss on debt extinguishment                           0       (4,058,914)               0                0
                                                 -----------     ------------      -----------      -----------

NET INCOME (LOSS)                                 (3,493,525)       6,362,280       (1,674,963)      (2,795,275)
                                                 ===========     ============      ===========      ===========

Income (loss) per common share - Basic
     Income (loss) before extraordinary item          ($0.34)           $1.41           ($0.15)          ($0.44)
     Extraordinary item                                $0.00           ($0.55)           $0.00            $0.00
                                                 -----------     ------------      -----------      -----------
     Net income (loss)                                ($0.34)           $0.86           ($0.15)          ($0.44)
                                                 ===========     ============      ===========      ===========

Weighted average number of shares outstanding     10,157,569        7,385,858       11,104,052        6,420,704
                                                 ===========     ============      ===========      ===========

Income (loss) per common share - Diluted
     Income (loss) before extraordinary item          ($0.34)           $1.41           ($0.15)          ($0.44)
     Extraordinary item                                $0.00           ($0.55)           $0.00            $0.00
                                                 -----------     ------------      -----------      -----------
     Net income (loss)                                ($0.34)           $0.86           ($0.15)          ($0.44)
                                                 ===========     ============      ===========      ===========
Weighted average number of shares outstanding     10,157,569        7,387,381       11,104,052        6,420,704
                                                 ===========     ============      ===========      ===========


            See notes to condensed consolidated financial statements

                       RESPONSE USA, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)


                                            Common Stock
                                            ------------                 Additional
                                       Number                              Paid-In          Accumulated
                                     of Shares            Amount           Capital             Deficit         Total
                                   --------------        --------       ------------       -------------    ------------
Balance - June 30, 2000                 7,398,670         $59,190        $59,756,960        ($60,895,375)    ($1,079,225)

Shares issued in connection
  with a stock price guarantee          3,705,382          29,642            (29,642)                                 $0

Costs incurred in connection
  with issuances of common stock                                             (12,281)                           ($12,281)

Net loss                                                                                      (3,493,525)    ($3,493,525)
                                   --------------        --------       ------------       -------------    ------------

Balance - December 31, 2000            11,104,052        $ 88,832       $ 59,715,037       $ (64,388,900)   $ (4,585,031)
                                   ==============        ========       ============       =============    ============


            See notes to condensed consolidated financial statements

                       RESPONSE USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Six Months ended December 31,
                                                                           -------------------------------------------------
                                                                                   2000                        1999
                                                                           ----------------------      ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                                $ (3,493,525)               $ 6,362,280
   Adjustments to reconcile net income (loss) to net cash used in operating activities
          Depreciation and amortization                                                2,258,015                  3,280,506
          Amortization of deferred financing costs and
             debt discount                                                               494,950                    610,637
          Loss on debt extinguishment                                                                             4,058,914
          Loss on sale of property and equipment                                           5,700                     42,592
          Loss on sale of marketable securities                                                                      25,000
          Gain on sale of security division                                                                     (17,203,200)
          Increase in accounts receivable - Trade                                       (269,075)                  (442,545)
          Decrease in inventory                                                           69,445                    142,211
          (Increase) decrease in prepaid expenses and other
             current assets                                                              195,680                   (949,829)
          Increase in deposits                                                            (3,234)                   (55,987)
          Decrease in accounts payable - Trade                                           (23,044)                  (366,415)
          Decrease in accrued expenses and other
             current liabilities                                                        (830,843)                  (294,701)
          Decrease in deferred revenues                                                  (30,904)                  (185,162)
                                                                           ----------------------      ---------------------

              Net cash used in operating activities                                   (1,626,835)                (4,975,699)
                                                                           ----------------------      ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of monitoring contracts (net of purchase
       holdbacks)                                                                         (7,380)                  (569,591)
    Net proceeds from the sale of security division (net of
       purchase holdbacks)                                                                                       42,027,235
    Proceeds from the sale of property and equipment                                       4,000                     11,868
    Purchase of property and equipment                                                  (855,697)                (1,700,318)
    Purchase of marketable securities                                                                            (2,144,113)
    Payment of stock guarantees                                                                                  (4,325,277)
                                                                           ----------------------      ---------------------

              Net cash provided by (used in) investing activities                       (859,077)                33,299,804
                                                                           ----------------------      ---------------------


            See notes to condensed consolidated financial statements

                       RESPONSE USA, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                   (UNAUDITED)

                                                                                    Six Months ended December 31,
                                                                           -------------------------------------------------
                                                                                   2000                        1999
                                                                           ----------------------      ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Deferred financing costs incurred                                                   (222,233)                (1,284,236)
    Proceeds of long-term debt (net of holdbacks)                                      1,618,160                  8,024,734
    Principal payments on long-term debt                                                (791,773)               (31,569,169)
    Stock repurchases                                                                                            (2,301,263)
    Net issuance costs incurred in connection with the issuance of
       common stock                                                                      (12,281)
                                                                           -------------------------------------------------

              Net cash provided by (used in) financing activities                        591,873                (27,129,934)
                                                                           ----------------------      ---------------------

NET INCREASE (DECREASE) IN CASH                                                       (1,894,039)                 1,194,171

CASH - BEGINNING                                                                       2,650,467                  3,241,016
                                                                           ----------------------      ---------------------

CASH - ENDING                                                                     $      756,428            $     4,435,187
                                                                           ======================      =====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the year for interest                                        $    1,407,211            $     1,949,493
    Cash paid during the year for income taxes                                    $      155,793            $       324,200



            See notes to condensed consolidated financial statements

                       RESPONSE USA, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCIAL ACTIVITIES

         During the six months ended December 31, 1999, long-term notes payable of $32,040, were incurred for the purchase of property and equipment.

         During the six months ended December 31, 1999, the Company accrued $3,750,000 to monitoring contract costs in connection with an acquisition (see
Note 3 of Notes to Condensed Consolidated Financial Statements of the Company).

         On September 30, 1999, in connection with a prior acquisition, the Company released 16,722 shares of Common Stock from escrow to the seller to satisfy a purchase holdback of $100,000. The Company then repurchased 135,902 shares of Common Stock that had previously been issued, including the 16,722 holdback shares, for their guaranteed value of $812,701. Also on this date, the Company paid the balance of the note payable and as a result, the remaining 437,500 shares held in escrow were released to the Company and retired. The Company also cancelled 18,199 of the 60,240 shares held in escrow and released the remaining 42,041 shares from escrow during the six months ended December 31, 1999.






            See notes to condensed consolidated financial statements

                       RESPONSE USA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

         The accompanying interim balance sheet as of December 31, 2000 and the related statements of operations, stockholders' deficit and cash flows have been prepared by management of the Company and are in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, comprising normal recurring accruals necessary for a fair presentation of the results of the Company's operations, are included.

         Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2000 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on October 13, 2000. The results of operations for the period ended December 31, 2000 are not necessarily indicative of operating results for the full year.

         Certain amounts in the December 1999 quarterly financial statements have been reclassified to conform to the December 2000 presentation.

2. OPERATIONS

         Historically, the Company's revenues have not been sufficient to fund its operations, and thus it has had to finance its operating losses externally, through debt and equity financing. The Company has undergone a number of operational changes during fiscal years 2000 and 2001. In September 1999, the Company sold its security business, as more fully described in Note 3. In July 2000, the Company changed its management team. The new management's efforts have been focused on restructuring operations, which include personnel and other cost reductions, which were substantially complete as of September 30, 2000, a consolidation of operations and an expanded focus on internal growth, rather than external acquisitions. Management expects such operational changes to substantially reduce cash used in operations and that such improvements, together with existing cash on hand and available borrowings under the McGinn, Smith Capital Holdings Corp. ("MSCH") financing agreement will allow the Company to implement its growth strategy. The Company's continued ability to operate is dependent upon its ability to achieve levels of revenue to support the Company's cost structure.

         The Company has recently been informed that MSCH may limit the types of accounts that will be accepted by MSCH under the MSCH Financing Agreement. The Company is currently negotiating with MSCH to continue to lend under such agreement in accordance with past practice. In the event the Company is unable to negotiate this matter successfully, alternative sources of financing will be required and there can be no assurance that the Company will be able to obtain such financing on a timely basis, on favorable terms, or at all. If the Company is unable to obtain such financing, the Company may be forced to make further cost reductions that could impact the Company's growth strategy.

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

         During the six months ended December 31, 1999, the Company recorded a gain on the sale of the Security Division of $17,203,200. This gain was later reduced to $14,841,872 as a result of the holdback settlement on March 13, 2000 and other transaction expenses associated with the sale. During the six months ended December 31, 1999, the Company received net proceeds from the sale of the Security Division of $42,027,235, net of certain severance and transaction expenses totaling approximately $4,000,000.

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

         During the six months ended December 31, 2000, the Company paid cash of $2,040 related to prior acquisitions of monitoring contracts. In satisfaction of holdback liabilities related to prior acquisitions totaling $8,820, the Company paid cash of $5,340, and reduced monitoring contract costs by $3,480.

                       RESPONSE USA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5. LONG-TERM NOTES PAYABLE

         As of December 31, 2000 long-term debt included the following:

         RECEIVABLE FINANCING AGREEMENT
         ------------------------------

         Principal payments payable as follows: $1,105,173 -fiscal year 2001,
         $3,103,489 - fiscal year 2002, $4,489,861 - fiscal year 2003,
         $15,515,008 - fiscal year 2004, $6,467,288 - fiscal year 2005, and
         $923,191 - fiscal year 2006; plus interest at 8.3% - 9.5% on the
         outstanding loan balance; collateralized by related monitoring contracts        $31,604,010

         EQUIPMENT FINANCING
         -------------------

         Payable in monthly installments of $326 including interest at 9.83%;
         final payment due August 2002; collateralized by related collateralized
         by related equipment                                                                  6,005


         OTHER
         -----

         Note payable in monthly installments of $6,234 including interest
           at 8%; final payment due July 2004                                                638,319

         Other note payable                                                                   72,186
                                                                                         -----------


                                                                                          32,320,519
         Less Current Portion                                                              2,641,071
                                                                                         -----------

                                                                                         $29,679,448


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

         The MSCH Financing Agreement provides for borrowing based on a multiple of MRR. As of December 31, 2000, $31,604,010 was outstanding to MSCH under the MSCH Financing Agreement in respect of RSS and RSM. Based upon MRR available to pledge, approximately $422,000 of net borrowings was available under the facility. On September 13, 2000, the Company's credit facility with MSCH was increased from $40 Million to $50 Million.

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

         Beginning in December 1999, the MSCH Financing Agreement was amended to include a five percent holdback on each funding going forward, which is due back to the Company upon final payment of the corresponding note payable. These holdbacks, totaling $289,086 plus interest of $5,851, have been recorded on the Company's balance sheet as other noncurrent assets.

         The Financing Agreement contains certain provisions that significantly restrict the LLCs' ability to make any loans, advances or other distributions to any other entity. The borrowings under the Financing Agreement are secured by the monitoring contracts held by RSM and RSS. At December 31, 2000 the net book value of such monitoring contracts was $17,009,837.

         The Company has recently been informed that MSCH may limit the types of accounts that will be accepted by MSCH under the MSCH Financing Agreement. The Company is currently negotiating with MSCH to continue to lend under such agreement in accordance with past practice. In the event the Company is unable to negotiate this matter successfully, alternative sources of financing will be required and there can be no assurance that the Company will be able to obtain such financing on a timely basis, on favorable terms, or at all. If the Company is unable to obtain such financing, the Company may be forced to make further cost reductions that could impact the Company's growth strategy.

6. CAPITALIZED LEASE OBLIGATIONS

         The Company leases office furniture and equipment with a cost of $243,341 and a net book value of $185,897 at December 31, 2000, under capital leases. The following is a schedule by years of future minimum lease payments under these leases together with the present value of the net minimum lease payments as of December 31, 2000.

YEAR ENDING JUNE 30,
--------------------

2001...................................................        $49,166
2002...................................................         98,151
2003...................................................         93,642
2004...................................................
2005...................................................
Total minimum lease payments...........................        240,959
Less amount representing interest......................       (51,561)
Present value of net minimum lease payments............       $189,398

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

The following is a summary of stock option activity:

                                                         Number           Option Price       Weighted Average
                                                       of Shares        Per Share (Range)     Exercise Price
                                                       ---------        -----------------    ----------------
        Options outstanding at June 30, 2000           1,074,367          $0.30 - $13.35            $3.48
         Options granted                                  40,000              $0.38                 $0.38
         Options exercised                                     0
         Options canceled or expired                    (136,551)         $0.30  - $ 7.88           $4.29
                                                      ----------          ---------------           -----

        Options outstanding at December 31, 2000         977,816          $0.30 -  $13.35           $3.24
                                                      ----------          ---------------           -----
        Options exercisable at December 31, 2000         877,816          $0.30 -  $13.35           $3.43
                                                      ----------          ---------------           -----



The following is a summary of warrant activity:

                                                         Number          Warrant Price       Weighted Average
                                                       of Shares        Per Share (Range)     Exercise Price
                                                       ---------        -----------------    ----------------
         Warrants outstanding at June 30, 2000           878,750          $6.00 - $24.00           $12.52
                                                      ----------          ---------------          ------
         Warrants outstanding at December 31, 2000       878,750          $6.00 - $24.00           $12.52
                                                      ----------          ---------------          ------

8. NET INCOME (LOSS) PER COMMON SHARE

         Income (loss) per common share is computed based on the weighted average number of common shares outstanding during each period. For the six and three months ended December 31, 2000 and the three months ended December 31, 1999, potential common shares had an antidilutive effect on the net loss per common share, and have, therefore, been excluded. For the six months ended December 31, 1999, 1,523 shares of Common Stock issuable upon the exercise of outstanding options were included in the diluted weighted average shares outstanding. At December 31, 2000, potentially dilutive stock equivalents included 977,816 stock options and 878,750 warrants.

9. COMMITMENTS AND CONTINGENCIES

         EMPLOYMENT AGREEMENTS - The Company has employment contracts with certain executives for terms through February 2003. At December 31, 2000, these contracts provide for annual base salaries aggregating $548,500.

         On January 18, 2000, the Company terminated without cause the employment of its former Executive Vice President (the "Executive") effective February 29, 2000. Pursuant to the Executive's employment agreement and subsequent severance, noncompetition, and nondisclosure agreement, the Company agreed to pay as severance $1,019,705, of which $850,165 was paid during fiscal year ended June 30, 2000, $145,510 was paid during the six months ended December 31, 2000, and the balance of $24,030 will be paid in January 2001.

                       RESPONSE USA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

         On June 27, 2000, the Board of Directors of the Company reached a severance, noncompetition and nondisclosure agreement with its former Chief Executive Officer ("Former CEO"). Pursuant to the terms of the Settlement Agreement with the Queens and the terms of the Former CEO's Employment Agreement with the Company, both of which were executed on July 19, 2000: (1) the Former CEO resigned as Chief Executive Officer of the Company as of July 24, 2000, but continues to serve as Chairman of the Board until date the Former CEO no longer serves as a Director of the Company, and (2) the Former CEO, as requested by the Chief Executive Officer or the Board of Directors of the Company, devotes a decreasing amount of his time over the next twenty-four months as a consultant to the Company. The Company agreed to pay as severance $1,323,610, of which $625,038 was paid during the six months ended December 31, 2000 and the balance of $698,572 shall be paid in monthly installments of $36,767 through July 2002.

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

         In connection with the Health Watch acquisition, the Company has guarantees with the Queens on 5,161,729 shares of its Common Stock, of which 3,933,760 are guaranteed at $.50 per share and 1,227,969 are guaranteed at $1.00 per share. These guarantees expire on October 1, 2003. As of December 31, 2000, the Company's contingent liabilities under these agreements aggregated $2,910,954 based on a closing bid price of $0.06, which may be settled in cash or by the issuance of Common Stock.

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

         In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB No. 101"). SAB No. 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC, and is required to be adopted in the fourth quarter of fiscal years beginning after December 15, 1999. The Company has not yet determined the impact SAB No. 101 will have on its consolidated financial position or results of operations.

                       RESPONSE USA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


11. INDUSTRY SEGMENT INFORMATION

         Upon the adoption of SFAS No. 131 in 1999, the Company's operations fell into two industry segments: Security and Personal Response Systems ("PRS"). Previously, the Company's operations were considered to be one segment. The Company's Security segment, which was sold on September 30, 1999, utilized electronic systems installed in businesses and residences to provide (i) detection of events such as intrusion or fire, (ii) surveillance and (iii) control of access to property. Such services were provided through the use of an electronic device installed at a customer's location that is monitored by the Company at its central monitoring station. The Security segment also included the Company's security patrol operations. The PRS segment includes monitoring services designed to monitor, identify and electronically report emergencies requiring medical, fire or police assistance. Such services are provided through the use of a transmitter worn by the customer and a receiving base located at the customer's home which communicates with the Company's central monitoring station (the "Monitoring Station").

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

                       RESPONSE USA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


11. INDUSTRY SEGMENT INFORMATION (CONTINUED)

                                                                                     CORPORATE AND
                                                      SECURITY            PRS            OTHER                TOTAL
                                                      --------            ---            -----                -----
SIX MONTHS ENDED DECEMBER 31, 2000:
Revenues:
   Product sales...................................                       $56,059                             $56,059
   Monitoring and service..........................                     5,698,130                           5,698,130


      Total revenues...............................                     5,754,189                           5,754,189
Gross profit.......................................                     4,324,458                           4,324,458
Selling, general and administrative expenses.......                     3,505,880          $300,091         3,805,971
Depreciation and amortization expense..............                     2,258,015                           2,258,015
Net loss from operations...........................                    (1,439,437)         (300,091)       (1,739,528)

THREE MONTHS ENDED DECEMBER 31, 2000:
Revenues:
   Product sales...................................                       $17,845                             $17,845
   Monitoring and service..........................                     2,881,122                           2,881,122


      Total revenues...............................                     2,898,967                           2,898,967
Gross profit.......................................                     2,221,348                           2,221,348
Selling, general and administrative expenses.......                     1,682,693          $134,215         1,816,908
Depreciation and amortization expense..............                     1,136,216                           1,136,216
Net loss from operations...........................                      (597,561)         (134,215)         (731,776)

SIX MONTHS ENDED DECEMBER 31, 1999:
Revenues:
   Product Sales...................................  $1,084,517          $426,601                          $1,511,118
   Monitoring and service..........................   3,121,546         5,106,226                           8,227,772
   Security Patrol.................................     871,294                                               871,294


      Total revenues...............................   5,077,357         5,532,827                          10,610,184
Gross profit.......................................   2,404,849         3,843,628                           6,248,477
Selling, general and administrative expenses.......   2,026,265         4,435,533          $277,034         6,738,832
Depreciation and amortization expense..............   1,255,756         2,024,750                           3,280,506
Net loss from operations...........................   $(877,172)      $(2,616,655)        $(277,034)      $(3,770,861)

THREE MONTHS ENDED DECEMBER 31, 1999:
Revenues:
   Product Sales...................................                      $185,509                            $185,509
   Monitoring and service..........................                     2,601,664                           2,601,664


      Total revenues...............................                     2,787,173                           2,787,173
Gross profit.......................................       $(99)         1,925,594                           1,925,495
Selling, general and administrative expenses.......      54,745         2,459,435          $196,632         2,710,812
Depreciation and amortization expense..............                     1,097,082                           1,097,082
Net loss from operations...........................    $(54,844)      $(1,630,923)        $(196,632)      $(1,882,399)

Total assets at December 31, 2000..................          $0       $30,083,740          $190,770       $30,274,510
Total assets at June 30, 2000......................          $0       $31,889,687        $1,866,530       $33,756,217

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

GENERAL OVERVIEW

         The Company is a leading provider of PRS throughout the United States engaged in the marketing, installation and monitoring of PRS. The Company's principal PRS product called Health Watch is designed to monitor, identify and electronically report emergencies requiring medical, fire and police assistance. The Company markets its Health Watch products and monitoring services to home health care companies, hospitals, and government agencies ("Providers"). The Company supplies the Health Watch PRS products and monitoring services to its Providers who then market the products and services to their subscribers. Providers utilize the Company's Health Watch PRS product and monitoring services to improve health care services in their local community, to obtain a relationship with a subscriber who may utilize other home care or hospital services supplied by the Providers, to enhance community relations and to facilitate early discharge from the hospitals. The Company currently monitors approximately 47,000 PRS subscribers generating approximately $975,000 in monthly recurring revenue ("MRR"). The Company believes it is currently the second largest provider of PRS in the United States based on MRR. The Company's revenues consist primarily of recurring payments for the monitoring of PRS products.

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

         Operating revenues decreased by $4,855,995 or 46% from the six months ended December 31, 1999 to the six months ended December 31, 2000. This decrease was attributable to the sale of the security division on September 30, 1999. The Company had no operating revenues from the security division for the six months ended December 31, 2000. Operating revenues for the PRS division increased by $221,362 or 4% from the six months ended December 31, 1999 to the six months ended December 31, 2000. Operating revenues increased by $111,794 from the three months ended December 31, 1999 to the three months ended December 31, 2000.

         Product sales for the PRS division decreased by $370,542 and $167,664 or 87% and 90% from the six and three months ended December 31, 1999 to the six and three months ended December 31, 2000, respectively. This decrease is a result of the Company's redirected efforts to expand its recurring service revenues.

          Monitoring and service revenues for the PRS division accounted for an increase in operating revenues of $591,904 and $279,458 or 12% and 11% from the six and three months ended December 31, 1999 to the six and three months ended December 31, 2000, respectively. This increase is the result of the Company's efforts to expand its MRR from recurring services through its Providers. The Company believes it will continue to experience significant increases to its recurring service revenues during this fiscal year and will become the fastest growing PRS company among the leaders in the industry.

         Gross profit for the PRS division increased by $480,830 and $295,754 or 13% and 15% from the six and three months ended December 31, 1999 to the six and three months ended December 31, 2000, respectively. This increase is also primarily due to the Company's efforts to expand MRR from recurring services through its Providers. Monitoring and service revenues generate significantly higher gross margins than product sales.

         The Gross Profit Margin as a percentage of sales for the PRS division improved from 69% to 75% from the six months ended December 31, 1999 to the six months ended December 31, 2000 and from 69% to 77% from the three months ended December 31, 1999 to the three months ended December 31, 2000.

         Selling, general and administrative expenses ("SG&A") decreased by $2,932,861 or 44% from the six months ended December 31, 1999 to the six months ended December 31, 2000. This decrease is primarily due to the sale of the security division on September 30, 1999. SG&A for the PRS division decreased by $929,653 and $776,742 or 21% and 32% from the six months and three months ended December 31, 1999 to the six and three months ended December 31, 2000, respectively. Since the sale of the security division on

September 30, 1999, the Company has been focusing its efforts on improving the efficiencies of the PRS division. In addition, the Company changed its management team in July 2000. The new management's efforts have been focused on restructuring operations, which include personnel and other cost reductions. The Company expects continued reductions in operating costs during this fiscal year due to the new management's efforts in restructuring and consolidating operations.

         Depreciation and amortization expense for the PRS division increased by $233,265 and $39,134 or 12% and 4% from the six and three months ended December 31, 1999 to the six and three months ended December 31, 2000. The increase in amortization and depreciation expense in the PRS division is primarily due to the Company's acquisitions of monitoring contracts and increases in equipment used for PRS rentals.

         Net interest expense decreased by $424,474 or 19% from the six months ended December 31, 1999 to the six months ended December 31, 2000. On September 30, 1999 the Company reduced its indebtedness by approximately $31.5 million as a result of the sale of its security division (see Note 3 of Notes to Condensed Consolidated Financial Statements of the Company). Net interest expense increased by $183,709 or 24% from the three months ended December 31, 1999 to the three months ended December 31, 2000. As of December 31, 2000, the Company maintains approximately $32,300,000 in long-term notes payable with interest rates ranging from 8% to 9.83%.

         The Company recorded a gain on sale of the security division of $17,203,200 for the six months ended December 31, 1999. The amount of the gain was later reduced to $14,841,872 as a result of the holdback settlement and other transaction expenses associated with the sale (see Note 3 of Notes to Condensed Consolidated Financial Statements of the Company).

         The Company recorded Income tax benefits of $103,747 and $2,500 for the six and three months ended December 31, 2000. The Income tax expense for the six months ended December 31, 1999 was $704,200, which was related to the gain on sale of the security division. There was no income tax expense or benefit recorded in the three months ended December 31, 1999.

         Simultaneous with the Security Sale, the Company paid $30,628,277, including interest, of its Financing Agreement, and as a result, wrote off Deferred Financing Costs of $4,058,915. This amount was recorded as a loss on debt extinguishment, an extraordinary item, during the quarter ended September 30, 1999.

         The net loss for the six months ended December 31, 2000 was $3,493,525 or ($0.34) per share based on 10,157,569 weighted average number of shares outstanding, as compared to net income of $6,362,280 or $0.86 per share based on 7,385,858 weighted average number of shares outstanding for the six months ended December 31, 1999. This difference in net income (loss) is primarily attributable to the gain from the sale of the security division of $17,203,200 or $2.33 per share less the loss on debt extinguishment of $4,058,915 or ($0.55) per share. Included in the net loss for the six months ended December 31, 2000 are non-cash charges totaling $2,752,965, consisting of depreciation and amortization of $2,258,015 and amortization of deferred financing costs of $494,950. The net loss for the three months ended December 31, 2000 decreased by $1,120,312 or 40% from a net loss of $2,795,275 for the three months ended December 31, 1999 to a net loss of $1,674,963 for the three months ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital decreased by $1,957,603 from working capital of $1,687,873 at June 30, 2000 to a working capital deficiency of $269,730 at December 31, 2000.

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

         The MSCH Financing Agreement provides for borrowing based on a multiple of MRR. As of December 31, 2000, $31,604,010 was outstanding to MSCH under the MSCH Financing Agreement in respect of RSS and RSM. Based upon MRR available to pledge, approximately $422,000 of net borrowings was available under the facility. On September 13, 2000, the Company's credit facility with MSCH was increased from $40 Million to $50 Million.

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

         Beginning in December 1999, the MSCH Financing Agreement was amended to include a five percent holdback on each funding going forward, which is due back to the Company upon final payment of the corresponding note payable. These holdbacks, totaling $289,086 plus interest of $5,851, have been recorded on the Company's balance sheet as other noncurrent assets at December 31, 2000.

         The Financing Agreement contains certain provisions that significantly restrict the LLCs' ability to make any loans, advances or other distributions to any other entity. The borrowings under the Financing Agreement are secured by the monitoring contracts held by RSM and RSS. At December 31, 2000 the net book value of such monitoring contracts was $17,009,837.

         Net cash used in operating activities decreased from $4,975,699 used in the six months ended December 30, 1999 to $1,626,835 used in the six months ended December 31, 2000.

         Net cash used in investing activities was $859,077 for the six months ended December 31, 2000. During the six months ended December 31, 2000, the Company purchased property and equipment for $855,697, which included equipment used for rentals in the amount of $711,915.

         Net cash provided by financing activities was $591,873 for the six months ended December 31, 2000. The Company received proceeds of $1,709,486 from additional borrowings under the MSCH Financing Agreement for the PRS division net of holdbacks of $91,326 and incurred $222,233 in deferred financing costs. The Company also paid $791,773 in principal payments on long-term debt.

         Historically, the Company's revenues have not been sufficient to fund its operations, and thus it has had to finance its operating losses externally, through debt and equity financing. The Company has undergone a number of operational changes during fiscal years 2000 and 2001. In September 1999, the Company sold its security business, as more fully described in Note 3 to Notes to Condensed Consolidated Financial Statements. In July 2000, the Company changed its management team. The new management's efforts have been focused on restructuring operations, which include personnel and other cost reductions, a consolidation of operations and an expanded focus on internal growth. Management expects such operational changes to substantially reduce cash used in operations and that such improvements, together with existing cash on hand and available borrowings under the MSCH Financing Agreement will allow the Company to implement its growth strategy. The Company's continued ability to operate is dependent upon its ability to achieve levels of revenue to support the Company's cost structure.

         The Company has recently been informed that MSCH may limit the types of accounts that will be accepted by MSCH under the MSCH Financing Agreement. The Company is currently negotiating with MSCH to continue to lend under such agreement in accordance with past practice. In the event the Company is unable to negotiate this matter successfully, alternative sources of financing will be required and there can be no assurance that the Company will be able to obtain such financing on a timely basis, on favorable terms, or at all. If the Company is unable to obtain such financing, the Company may be forced to make further cost reductions that could impact the Company's growth strategy.


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

         ITEM 1. Legal Proceedings - None

         ITEM 2. Changes in Securities - None

         ITEM 3. Defaults Upon Senior Securities - None

         ITEM 4. Submission of Matters to a Vote of Security Holders - None

         ITEM 5. Other Information - None

         ITEM 6. Exhibits and Reports on Form 8-K
                  (a) Exhibits -
                           (11) Computation of Loss per Common Share
                  (b) Reports on Form 8-K

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 RESPONSE USA, INC.
 ------------------
     Registrant




By: /s/ Jeffrey Queen                                       February 14, 2001
   ------------------------                                 -----------------

       Jeffrey Queen
       Chief Executive Officer

By: /s/ Donna M. Dorris                                     February 14, 2001
   --------------------                                     -----------------

       Donna M. Dorris
       Chief Financial Officer
       Principal Financial Officer
       Principal Accounting Officer